Form 10QSB
period 1999-06-30
ELAST TECHNOLOGIES INC
filed 1999-08-13
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 1999

                            Commission File No. _____

                            ELAST TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     NEVADA                                            8-0380544
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

    2505 Rancho Bel Air, Las Vegas, Nevada                  89107
(Address of registrant's principal executive offices)     (Zip Code)

                                  702.878.8310
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]                   No [ ]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was approximately 7,990,148 on July 1, 1999.

Transitional Small Business Disclosure format (check one):

                           Yes [ ]                  No [X]


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Basis of Presentation

The consolidated financial statements have been prepared by Elast Technologies, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                        Consolidated Financial Statements
                                   (Unaudited)


             As of June 30, 1999, for the Six Month and Three Month
                Periods Ended June 30, 1999 and 1998, and for the
             Period from June 12, 1996 (Inception) to June 30, 1999

                            Elast Technologies, Inc.
                          (A Development Stage Company)

           Index to the Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

Accountants' Disclaimer Report.................................................1

Consolidated financial statements for Elast Technologies, Inc. (Unaudited):

   Balance Sheet, June 30, 1999................................................2

   Consolidated Statements of Operations For the Six Month
      Periods Ended June 30, 1999 and 1998, and
      For the Period from June 12, 1996 (Inception) to June 30, 1999...........3

   Consolidated Statements of Operations For the Three Month
      Periods Ended June 30, 1999 and 1998.....................................4

   Consolidated Statements of Cash Flows For the Six Month
      Periods Ended June 30, 1999 and 1998, and
      For the Period from June 12, 1996 (Inception) to June 30, 1999...........5

Notes to the Consolidated Financial Statements (Unaudited).....................7

                         Accountants' Disclaimer Report




To the Board of Directors
Elast Technologies, Inc.


The accompanying balance sheet of Elast Technologies, Inc. ("Elast") as of June 30, 1999 and the related statements of operations and cash flows for the six month and three month periods ended June 30, 1999 and 1998, were not audited by us and, accordingly, we do not express an opinion on them.


/s/ Kelly & Company

Kelly & Company
Newport Beach, California
August 6, 1999

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                  June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                     ASSETS

Current assets:
     Cash and equivalents                                              $213,950
     License, net                                                           320
                                                                    -----------
         Total current assets                                           214,270
Property and equipment, net                                              20,233
                                                                    -----------
Total assets                                                           $234,503
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                             $4,480
                                                                    -----------
Total liabilities                                                         4,480
                                                                    -----------

Shareholders' equity:
     Common stock, $.001 par value; 25,000,000
         shares authorized; 7,425,148 shares issued
         and outstanding                                                  7,425
     Additional paid-in capital                                       1,784,168
     Deficit accumulated during development stage                    (1,561,570)
                                                                    -----------
Total shareholders' equity                                              230,023
                                                                    -----------
Total liabilities and shareholders' equity                             $234,503
                                                                    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
           For the Six Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                  Period from
                                                   Six Month       Six Month     June 12, 1996
                                                 Period Ended    Period Ended   (Inception) to
                                                June 30, 1999   June 30, 1998    June 30, 1999
                                                -------------   -------------    -------------
Revenue                                                --             --
         Cost of sales                                 --             --             --
Gross profit                                           --             --             --

Merger consulting fees                                 --         $377,798       $377,798
Officers' compensation                              $27,300         26,423        230,982
Research and development                             70,985         16,206        247,366
Legal and professional                               28,766         16,014        177,533
Investor relations                                   56,060         25,000        294,819
Other operating costs and expenses                  179,029         10,298        258,100
                                                -----------    -----------    -----------
         Total operating costs                     (362,140)      (471,739)    (1,586,598)
Interest income in excess of interest expense         3,975          7,667         25,028
                                                -----------    -----------    -----------
Net loss                                          ($358,165)     ($464,072)   ($1,561,570)
                                                ===========    ===========    ===========


Loss per common share - basic and diluted             ($.05)         ($.10)         ($.31)
                                                ===========    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
          For the Three Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                   Three Month       Three Month
                                                  Period Ended      Period Ended
                                                  June 30, 1999    June 30, 1998
                                                  -------------    -------------

Revenue                                                  --             --
         Cost of sales                                   --             --

Gross profit                                             --             --

Merger consulting fees                                   --         $377,798
Officers compensation                                 $13,400         15,121
Research and development                                  793          6,305
Legal and professional                                 27,411         10,799
Investor relations                                     15,660         15,000
Other operating costs and expenses                    106,485          8,557
                                                    ---------      ---------
         Total operating costs                       (163,749)      (433,580)
Interest income in excess of interest expense           2,281          6,562
                                                    ---------      ---------
Net loss                                            ($161,468)     ($427,018)
                                                    =========      =========

Loss per common share - basic and diluted               $(.02)         $(.10)
                                                    =========      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
           For the Six Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                        Period from
                                                     Six Month         Six Month       June 12, 1996
                                                   Period Ended      Period Ended     (Inception) to
                                                   June 30, 1999     June 30, 1998     June 30, 1999
                                                   -------------     -------------     -------------
Net cash flows used in operating activities            ($303,401)       ($87,834)      ($701,162)

Cash flows used in investing activities:
     Purchase of property and equipment                  (17,717)         (1,050)        (21,521)
                                                       ---------       ---------       ---------

Cash used in investing activities                        (17,717)         (1,050)        (21,521)
                                                       ---------       ---------       ---------

Cash flows provided by financing activities:
     Acquisition of MedMark, Inc.                           --            30,726          30,726
     Exercise of warrants                                   --           189,990         189,990
     Payment of notes receivable for common stock           --            10,000          10,000
     Issuance of common stock                            308,250         197,000         700,250
     Contribution to additional paid in capital             --              --             5,667

Cash provided by financing activities                    308,250         427,716         936,633
                                                       ---------       ---------       ---------

Net increase (decrease) in cash                          (12,868)        338,832         213,950

Cash at beginning of period                              226,818         108,280            --
                                                       ---------       ---------       ---------

Cash at end of period                                   $213,950        $447,112        $213,950
                                                       =========       =========       =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
          For the Three Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                                               Period from
                                              Six Month         Six Month     June 12, 1996
                                            Period Ended      Period Ended    (Inception) to
                                            June 30, 1999     June 30, 1998   June 30, 1999
                                            -------------     -------------   -------------
Interest paid                                       --            --            $1,375
Income taxes paid                                   --          $1,357          $1,803

    Supplemental Schedule of Non-Cash Investing and Financing Activities

Assets acquired in non-cash transactions:
       Acquisition of medical device license        --            --              $800
       Increase in common stock subscription
          receivable                                --            --           $10,000
       Issuance of common stock                     --            --          ($10,800)


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
   For the Six Month and Three Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

1.   Development Stage Operations

     Elast Technologies, Inc. (a development stage company) (the "Company") was incorporated in the state of Nevada on June 12, 1996 and has a limited operating history with no revenues and no products or technology ready for the market. The Company is engaged in the development of its first product, a non-invasive medical device to test for allergies with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the development and testing of the medical device and the raising of capital. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to successfully market its yet to be developed products and obtain additional capital.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
   For the Six Month and Three Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


2.   Property and Equipment

     Property and equipment consist of the following:

            Vehicles                                               $11,000
            Computers                                               10,521
                                                                  --------
                                                                    21,521
                  Less: accumulated depreciation                    (1,288)
                                                                  --------
                                                                   $20,233
                                                                  ========

     Depreciation expense for the six months ended June 30, 1999 was $918.

3.   Loss Per Common Share

     In the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Loss per common share has been calculated in accordance with this statement.

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of net loss per common share for the six month and three month periods ended June 30, 1999 and 1998, and for the period from June 12, 1996 (inception) to June 30, 1999 are as follows:

                      See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
   For the Six Month and Three Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


3.   Loss Per Common Share, Continued

                                                                     Period from
                                      Six Month       Six Month    June 12, 1996
                                    Period Ended    Period Ended  (Inception) to
                                    June 30, 1999   June 30, 1998  June 30, 1999
                                    -------------   -------------  -------------

     Net loss available to common
       stockholders                   ($358,165)      ($464,072)    ($1,561,570)
     Weighted-average shares,
       basic and diluted              7,308,527       4,624,600       5,035,906
                                    -----------     -----------     -----------
     Loss per common share,
       basic and diluted                  ($.05)          ($.10)          $(.31)
                                    ===========     ===========     ===========


                                              Three Month      Three Month
                                             Period Ended     Period Ended
                                             June 30, 1999    June 30, 1998
                                             -------------    -------------

     Net loss available to common
       Stockholders                           ($161,468)         ($427,018)
     Weighted-average shares,
       basic and diluted                      7,274,406          4,167,084
     Loss per common share,
                                            -----------        -----------
       basic and diluted                          ($.02)             ($.10)
                                            ===========        ===========

     The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

4.   Stock Transactions

     Shares Issued for Services

     In April 1999, the Company issued 15,000 shares for consulting services. The shares were valued at $1.49 per share.

                      See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
   For the Six Month and Three Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


4.   Stock Transactions, Continued

     Private Placement Offerings

     In April 1999, the Company, in a private placement offering, sold 67,000 shares of common stock at $1.49 per share.

5.   Management's Plan

     At the balance sheet date:

          o    The Company is a non-operating development stage company.

          o    It had sufficient cash to cover its obligations.

     Management has been devoting substantially all of its efforts to the development and testing of the allergy detection, non-invasive, medical device. Once testing is completed and FDA approval is received, the Company will manufacture about 200 units. These initial units have been identified for a select target group of physicians for a Beta test. The group will include eye, ear, nose, throat specialists, clinical ecologists, allergy specialists, naturopaths, chemical ecologists, and chiropractors. Upon completion of this test, the device will be marketed to all physicians and hospitals to test for prescription drub compatibility with patients to avoid iatrogenic (drug related) illness. It is anticipated this portion of management's plan will be completed in approximately twenty-four months. The Company's overall operating plan is to market the initial product as a stand-alone device that can be attached to personal computers. Once the product gains acceptance in the medical community, a patient home testing version of the unit will be developed. To achieve its plan, management is also aware that it must secure additional investment capital.

                      See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

              Notes to Consolidated Financial Statements, Continued
   For the Six Month and Three Month Periods Ended June 30, 1999 and 1998, and
         For the Period from June 12, 1996 (Inception) to June 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------


6.   Year 2000 Disclosure

     The Company has conducted a comprehensive review of its computer operations to identify the systems that could have been adversely affected by the Year 2000 Issue and has developed and implemented a plan that it believes has resolved the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations. The Company presently believes that, with its existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as converted.


                      See accountants' disclaimer report.

Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. IN ADDITION, THOSE FORWARD-LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS REPORT AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Overview. The Company has not had revenues from operations in the last fiscal year and through the second quarter of 1999. Officers' compensation, in the aggregate, increased from $26,423 during the six month period ended June 30, 1998 to $27,300 during the six month period ended June 30, 1999. Research and development expenses increased significantly from $16,206 during the six month period ended June 30, 1998 to $70,985 during the six month period ended June 30, 1999. Legal and professional fees increased from $16,014 during the six month period ended June 30, 1998 to $28,766 during the six month period ended June 30, 1999. Investor relations costs also increased significantly, from $25,000 during the six month period ended June 30, 1998, to $56,060 during the six month period ended June 30, 1999, due primarily to the significant increase in the number of shareholders in the Company. Other operating costs and expenses also increased significantly, from $10,298 during the six month period ended June 30, 1998, to $179,029 during the six month period ended June 30, 1999, due to increased research and development and marketing activities undertaken by the Company to develop a patented allergy-testing device ("ELAST Device") which the Company owns the rights to develop, test, manufacture and market.

During the six month period ended June 30, 1999, the issuance of common stock resulted in net cash flow to the Company of $308,250, as compared to cash flow of $197,000 from the issuance of common stock during the six month period ended June 30, 1998. Because of the significant increase in the Company's operating costs, the Company had a net decrease in cash of $12,868 during the six month period ended June 30, 1999, as opposed to a net increase in cash of $338,832 during the six month period ended June 30, 1998. The Company had $226,818 in cash at the beginning of the six month period ended June 30, 1999 and $213,950 in cash at the end of the six month period ended June 30, 1999.

On July 7, 1999, certain Australian investors deposited $250,000 with the Company in anticipation of purchasing as many as 500,000 shares of the Company's common stock and up to 500,000 non-detachable warrants granting certain rights to purchase an additional 500,000 shares of the Company's common stock; however, the purchase has not yet been consummated and is subject to certain conditions precedent, including, but not limited to, the payment of additional funds to the Company by those investors. The cash and equivalents constitute the Company's present internal sources of liquidity. Because neither the Company nor its subsidiary, Elast Technologies Corporation, a Delaware corporation ("Elast
Delaware"), is generating any revenues from the sale or licensing of their products, the Company's only external source of liquidity is the sale of its capital stock.

Company's Plan of Operation for Next 12 Months. The Company manufactures and markets medical devices and is presently continuing research and development activities relating to a patented allergy-testing device (previously defined as the "ELAST Device", U.S. Patent No. 5413113, issued on or about May 9, 1995) which the Company owns the rights to develop, test, manufacture and market.

The Company believes its current cash resources are sufficient to fund its research and development activities relating to the ELAST Device over the next 12 months. The Company believes that it may be necessary to raise additional funds to complete prototype development and limited clinical trials of the ELAST Device. However, if the ELAST Device performs as anticipated, the Company believes that it will be able to raise the funds necessary to begin production of the ELAST Devices - for the North American and international clinical trials and the Food and Drug Administration ("FDA") approval process - by the sale of its capital stock, debt, or licensing certain proprietary rights. Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the ELAST Device, sufficient funds may not be available to enable the ELAST Device to be completed and brought to market during the next 12 months.

The Company is currently negotiating a proposed marketing agreement for the territories of Australia, New Zealand and Japan and plans to negotiate and enter into additional marketing agreements with appropriate distributors and marketing agents. Other than the ELAST Device, the Company does not currently have any plans to develop other products. The Company may acquire the right to sell or distribute existing products, or obtain licensing, marketing, distribution or other rights to compatible products. Therefore, other than costs related to the continued development of the ELAST Device, the Company does not anticipate significant expenditures on acquisition or development of other products during the current fiscal year.

The Company will focus its initial marketing and distribution efforts on development and commercial exploitation of the ELAST Device. The Company's present plan is to lease or license the ELAST Device. The Company believes that such a plan minimizes variable costs and creates an informed and updated client base.

Manufacturing and Marketing the Company's Products. The Company anticipates that it will initially subcontract the manufacture and assembly of ELAST Devices and, therefore, the Company does not expect to purchase a manufacturing facility or any equipment appurtenant thereto. As the principal components of the ELAST Device consist of electronic parts that are readily available, the Company does not anticipate that the manufacturer of the ELAST Device will have any supply problems. The Company believes that its operations are not effected by any seasonal factors.

Employees. In the current fiscal year, the Company expects to add 2 full-time, permanent employees to its research and development department and 2 full-time, permanent employees to its administrative staff. During the next 12 months, if the American clinical testing of the ELAST Device is successful, the Company may require significant additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Summary of Research and Development Activities. A "medical device" is defined by
Section  201(h) of the Food,  Drug and Cosmetic Act, Title 21 United States Code
Section 321 as an instrument, apparatus, or machine which is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease in man and other animals. Confusion sometimes exists between unregulated consumer products and medical devices. Products are not considered medical devices if they have general utility but are neither dedicated to, nor intended or promoted for, medical applications. Such products are subject to the Consumer Product Safety Act.

Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures. The FDA and other similar government regulatory agencies require laboratory and clinical testing and other costly and time-consuming procedures before medical products such as the ELAST Device can be marketed, including, but not limited to, premarket notification to the FDA. Various federal, state and foreign statutes may also govern or affect the manufacturing, safety, labeling, storage, and marketing of such products, as well as record-keeping incidental to such marketing. The ELAST Device may be subject to (i) the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, cited above; (ii) the Medical Device Reporting Rule implemented by the FDA in 1984; (iii) the standards for medical device manufacturers promulgated by the FDA; and (iv) other rules and regulations developed, implemented and enforced by the Center for Devices and Radiological Health, an FDA sub-agency. However, the FDA Modernization Act of 1997 ("1997 Act") exempts from premarket notification devices that do not present a potential unreasonable risk of illness or injury. The 1997 Act also directs the FDA to concentrate its postmarket surveillance on higher risk devices. Moreover, the 1997 Act expanded the FDA's pilot program pursuant to which the FDA accredits third party experts to conduct the initial review of all low-to-intermediate risk devices. The Company believes that the ELAST Device is such a low-to-intermediate risk device and, therefore, may be subject to the exemptions from premarket notification specified in the 1997 Act; provided, however, such may not be the case. If such is not the case, the ELAST Device may be subject to premarket notification and, therefore, subject to significant delay before being offered for sale, which would have a material adverse effect on the financial condition of the Company.

Obtaining such approvals and maintaining ongoing compliance with these requirements can require the expenditure of significant resources. To date, the Company has not determined what procedures, if any, will be required in this regard and has not begun any of these procedures. The Company is currently investigating the possibility that the ELAST Device falls in a category for which FDA approval has already been given. The Company anticipates that the ELAST Device may be included in such a category, but research is currently being conducted by the Company to determine the appropriate regulatory requirements. In addition, regulatory testing and approval would require significant funding and, in the event that such funding exceeded the present financial resources of the Company, the Company would have to receive additional capital to market the ELAST Device. The Company has no current arrangements with respect to additional financing and an inability to obtain additional financing may have a material adverse effect on the Company, including the possibility that the Company would be forced to curtail its operations significantly or to cease its operations altogether.

In the last six months, significant developments in the ELAST Device's capabilities have resulted from the Company's research and development efforts. Specifically, the Company believes its recent tests demonstrate that the ELAST Device is capable of successfully isolating the electrical energy signal emanating from the human body.

Once the initial testing of the ELAST Device is completed, the Company will manufacture, or cause to be manufactured, about 200 units of the ELAST Device, which will be provided to a selected group of physicians, including eye, ear, nose and throat specialists, chemical ecologists, and allergy specialist doctors, naturopaths, and chiropractors. Thereafter, the ELAST Device will be marketed to physicians and hospitals for testing of patients for prescription drug compatibility, to avoid drug-related illnesses. The Company's operating plan is to market the ELAST Device as a stand-alone device that can be attached to "medical environment" computers. Once the ELAST Device gains acceptance in the medical community, the Company anticipates that a patient home-testing unit may be developed.

Year 2000 Compliance. The Year 2000 (commonly referred to as "Y2K") issue results from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software may recognize a two digit code for any year in the next century as related to this century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

To improve operating performance, the Company has undertaken a number of significant systems initiatives, including a comprehensive review of the hardware, software and communication systems owned by or supplied to the Company. These have been analyzed by reviewing all relevant product and service manuals, contacting vendors, and on-line research of relevant vendor websites. The Company believes that all of its computer systems are Year 2000 compliant. The Company (i) has completed an assessment of each of its operations and their Year 2000 readiness, (ii) has determined that appropriate actions have been and are being taken, and (iii) believes that it has completed its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company has determined that the Year 2000 issue will not cause significant operational problems for its computer systems, and the costs of required modifications to its computer systems will not be material to the Company's financial position, cash flows or results of operations. However, although the Company believes its computer systems are compliant, the Company has been unable to determine the extent to which the Company's computer systems are vulnerable to the failure of third parties to remediate their own Year 2000 issues. There is no guarantee that the computer systems of other companies on which the Company's computer system relies or interfaces will be converted and will not have an adverse effect on the Company's computer system.

In a worst case situation, the Company's business operations could be adversely affected by the non-compliance of banks, communications providers, utilities, common carriers, the Company's customers, potential customers, suppliers, and other sources known and unknown to the Company. Widespread breakdowns in the telecommunications, banking, and computer industries would have an adverse effect on business operations globally, including the Company's operations. The ultimate impact of the Y2K issue cannot be reasonably estimated as of the date of this Registration Statement. Many Y2K problems might not be readily apparent when they first occur, but instead could imperceptibly degrade technology systems and corrupt information stored in computerized databases, in some cases before January 1, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as specified below, there are no legal actions pending against the Company nor are any such legal actions contemplated.

Pursuant to a Plan of Merger filed with the Delaware Secretary of State ("Plan of Merger"), on or about June 30, 1998, Elast Technologies Corporation, a Delaware corporation previously defined herein as "Elast Delaware", merged with and into Elast Merger, Inc., a Nevada corporation, which was a wholly-owned subsidiary of the Company. Shareholders who formerly held stock in Elast Delaware received 4 shares of the Company's common stock for each share of their Elast Delaware stock, with the result that the former shareholders of Elast Delaware now hold a controlling interest in the Company, and Elast Delaware is now a wholly-owed subsidiary of the Company.

There is presently a dispute regarding the validity of certain stock options relating to the purchase of certain shares of Elast Delaware's common stock. On or about May 14, 1999, Dr. Gary Marrone, the former Secretary of Elast Delaware and a former Director of Elast Delaware, notified the Company that he believed that, as a result of the Plan of Merger, certain unexercised Elast Delaware stock options held by each Director of Elast Delaware had been converted into options to purchase up to 400,000 shares of the Company's common stock at a significantly reduced exercise price. The Company believes that Dr. Marrone's claim is without merit. The Company further believes that Dr. Marrone may take legal action with regard to this matter. The Company intends to vigorously oppose any such action.

Item 2. Changes in Securities

In April, 1999, the Company sold 67,000 shares of its $.001 par value common stock at $1.49 per share for a total of $99,830 to a non-affiliate in a transaction that satisfied the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified by the provisions of Section 4(2) of that Act and Rule 506 of Regulation D promulgated pursuant thereto.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         2        Plan of Merger Between Elast
                  Technologies Corporation and
                  Elast Merger, Inc. (Material Contract)*

         10.1     License to use Patent No. 5413113
                  dated April 30, 1999 (Material Contract)*

         10.2     Research Agreement Between Elast
                  Technologies Corporation and The Charles
                  Stark Draper Laboratory, Inc.
                  (Material Contract)*

         10.3     Modification 02 to the
                  Research Agreement Between Elast
                  Technologies Corporation and The Charles
                  Stark Draper Laboratory, Inc.
                  (Material Contract)*

         10.4     Modification 03 to the
                  Research Agreement Between Elast
                  Technologies Corporation and The Charles
                  Stark Draper Laboratory, Inc.
                  (Material Contract)*

         27      Financial Data Schedule

         99      Patent No. 5413113*

*Previously filed as Exhibits to Amendment No. 1 to Registration Statement on Form 10-SB on August 2, 1999. (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six month period ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on August 12, 1999.

                                                Elast Technologies, Inc.,
                                                a Nevada corporation

                                                By:   /s/ Thomas Krucker
                                                      -----------------------
                                                      Thomas Krucker
                                                Its:  President