Form 10QSB
period 1999-09-30
ELAST TECHNOLOGIES INC
filed 1999-11-12
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934, for the quarter ended September 30, 1999

                            Commission File No. _____

                            ELAST TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

     NEVADA                                            88-0380544
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

2505 Rancho Bel Air, Las Vegas, Nevada                              89107
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

                           Yes [X]                   No [ ]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 7,975,148 on September 30, 1999.

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


        As of September 30, 1999, and for the Nine-Month and Three-Month
             Periods Ended September 30, 1999 and 1998, and for the
           Period from June 12, 1996 (Inception) to September 30, 1999

                            Elast Technologies, Inc.
                          (A Development Stage Company)

           Index to the Consolidated Financial Statements (Unaudited)
        As of September 30, 1999, and for the Nine-Month and Three-Month
             Periods Ended September 30, 1999 and 1998, and for the
           Period from June 12, 1996 (Inception) to September 30, 1999
--------------------------------------------------------------------------------

Accountants' Disclaimer Report................................................ 1

Consolidated financial statements for Elast Technologies, Inc. (Unaudited):

     Balance Sheet, September 30, 1999........................................ 2

     Consolidated  Statements of Operations For the Nine-Month Periods Ended
       September 30, 1999 and 1998, and For the Period from June 12, 1996
       (Inception) to September 30, 1999...................................... 3

     Consolidated Statements of Operations For the Three-Month Periods Ended
       September 30, 1999 and 1998............................................ 4

     Consolidated Statement of Shareholders' Equity For the Nine-Month Period
       Ended September 30, 1999............................................... 5

     Consolidated  Statements of Cash Flows For the Nine-Month Periods Ended
       September 30, 1999 and 1998, and For the Period from June 12, 1996
       (Inception) to September 30, 1999...................................... 6

Notes to the Consolidated Financial Statements (Unaudited).................... 8

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                               September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS


Current assets:
     Cash and equivalents                                           $   227,149
     License, net                                                           280
                                                                    -----------
         Total current assets                                           227,429
Property and equipment, net                                              21,060
                                                                    -----------
Total assets                                                        $   248,489
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                        $     4,480
                                                                    -----------
Total liabilities                                                         4,480
                                                                    -----------

Shareholders' equity:
     Common stock, $.001 par value; 25,000,000
         shares authorized; 7,975,148 shares issued
         and outstanding                                                  7,975
     Additional paid-in capital                                       2,286,100
     Detachable stock purchase warrants                                 100,000
     Deficit accumulated during development stage                    (1,900,066)
     Receivable on common stock                                        (250,000)
                                                                    -----------
Total shareholders' equity                                              244,009
                                                                    -----------
Total liabilities and shareholders' equity                          $   248,489
                                                                    ===========

         The accompanying notes are an integral part of the consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
        For the Nine-Month Periods Ended September 30, 1999 and 1998, and
       For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                  Period from
                                                       Nine-Month           Nine-Month           June 12, 1996
                                                      Period Ended         Period Ended         (Inception) to
                                                    September 30, 1999   September 30, 1998    September 30, 1999
                                                    ------------------   ------------------    ------------------
Revenue                                                       --                    --                    --
         Cost of sales                                        --                    --                    --
                                                       -----------           -----------           -----------
Gross profit                                                  --                    --                    --

Merger consulting fees                                        --             $   377,798           $   377,798
Officers' compensation                                 $   106,496                40,083               310,178
Research and development                                   181,777                19,206               358,158
Legal and professional                                      69,481                37,745               218,248
Investor relations                                          76,896                40,000               315,654
Consulting                                                 133,393                  --                 133,394
Meals and entertainment                                     59,128                 8,660                87,665
Other                                                       76,633                20,871               127,167
                                                       -----------           -----------           -----------

         Total operating costs                            (703,804)             (544,363)           (1,928,262)
Interest income in excess of interest expense                7,143                13,446                28,196
                                                       -----------           -----------           -----------
Net loss                                               ($  696,661)          ($  530,917)          ($1,900,066)
                                                       ===========           ===========           ===========


Loss per common share - basic and diluted              ($      .09)          ($      .10)          ($      .35)
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

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
          For the Three-Month Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     Three-Month          Three-Month
                                                     Period Ended         Period Ended
                                                  September 30, 1999   September 30, 1998
                                                  ------------------   ------------------
Revenue                                                     --                  --
         Cost of sales                                      --                  --

Gross profit                                                --                  --

Merger consulting fees                                      --                  --
Officers compensation                                  $  69,696           $  13,660
Research and development                                 110,792               3,000
Legal and professional                                    40,715              21,731
Investor relations                                        20,836              15,000
Consulting                                                16,625                --
Meals and entertainment                                   32,908               8,031
Other operating costs and expenses                        47,971              11,201
                                                       ---------           ---------

         Total operating costs                          (339,543)            (72,623)

Interest income in excess of interest expense              3,168               5,779
                                                       ---------           ---------

Net loss                                               ($336,375)          ($ 66,844)
                                                       =========           =========



Loss per common share - basic and diluted              $    (.04)          $    (.01)
                                                       =========           =========



         The accompanying notes are an integral part of the consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                 Consolidated Statements of Shareholders' Equity
               For the Nine-Month Period Ended September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                               Deficit
                                                                     Detachable       Accumulated              Less:
                                                          Additional    Stock  Price    During                 Common
                                       Common    Common    Paid-In    Purchase  Per   Development               Stock
                                       Shares    Stock     Capital    Warrants Share    Stage       Subtotal  Receivable    Total
                                      ---------  ------   ----------  -------- ----- -----------   ---------  ----------  ---------
Balance, December 31, 1998            7,179,448  $7,179   $1,413,886                 ($1,203,405)  $ 217,660       --     $ 217,660
    Shares issued in private placement  122,000     122      182,878           $1.50        --       183,000       --       183,000
    Shares issued in
      private placements                 83,900      84      125,166            1.49        --       125,250       --       125,250
    Shares issued for services           24,800      25       39,903            1.61        --        39,928       --        39,928
    Common stock and
      detachable stock
      purchase warrants issued
      for cash and a note receivable    500,000     500      399,482  $100,000  1.00        --       499,982  ($250,000)    249,982
    Shares issued for services           15,000      15       22,335            1.49        --        22,350       --        22,350
    Shares issued for
      engineering consulting services    50,000      50      102,450      --    2.05        --       102,500       --       102,500
    Net loss                               --      --           --        --            (696,661)   (696,661)      --      (696,661)
                                      ---------  ------   ----------  --------       -----------   ---------  ---------   ---------
Balance, September 30, 1999           7,975,148  $7,975   $2,286,100  $100,000       ($1,900,066)  $ 494,009  ($250,000)  $ 244,009
                                      =========  ======   ==========  ========       ===========   =========  =========   =========


         The accompanying notes are an integral part of the consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
        For the Nine-Month Periods Ended September 30, 1999 and 1998, and
       For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                                Period from
                                                             Nine-Month               Nine-Month               June 12, 1996
                                                            Period Ended             Period Ended             (Inception) to
                                                        September 30, 1999        September 30, 1998        September 30, 1999
                                                        ------------------        ------------------        ------------------
Net cash flows used in operating activities               ($      537,808)          ($      154,493)          ($      936,369)
                                                          ---------------           ---------------           ---------------
Cash flows used in investing activities:
     Purchase of property and equipment                           (20,092)                   (3,804)                  (23,896)
                                                          ---------------           ---------------           ---------------
Cash used in investing activities                                 (20,092)                   (3,804)                  (23,896)
                                                          ---------------           ---------------           ---------------
Cash flows provided by financing activities:
     Acquisition of MedMark, Inc.                                    --                      30,726                    30,726
     Exercise of warrants                                            --                     189,990                   189,990
     Payment of notes receivable for common stock                    --                      10,000                    10,000
     Issuance of common stock and stock purchase warrants         558,232                   197,000                   951,032
     Contribution to additional paid in capital                      --                        --                       5,667
                                                          ---------------           ---------------           ---------------
Cash provided by financing activities                             558,232                   427,716                 1,187,415
                                                          ---------------           ---------------           ---------------

Net increase (decrease) in cash                                       332                   269,419                   227,150

Cash at beginning of period                                       226,818                   108,280                      --
                                                          ---------------           ---------------           ---------------
Cash at end of period                                     $       227,150           $       377,699           $       227,150
                                                          ===============           ===============           ===============


         The accompanying notes are an integral part of the consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
        For the Nine-Month Periods Ended September 30, 1999 and 1998, and
       For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                                                                           Period from
                                                          Nine-Month               Nine-Month               June 12, 1996
                                                         Period Ended             Period Ended             (Inception) to
                                                     September 30, 1999        September 30, 1998        September 30, 1999
                                                     ------------------        ------------------        ------------------
Interest paid                                                    --                        --            $         1,375
Income taxes paid                                                --             $         1,357          $         1,803

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Assets acquired in non-cash transactions:
       Acquisition of medical device license                     --                        --            $           800
       Increase in common stock subscription
           receivable                                            --                        --            $        10,000
       Receivable on common stock                     $       250,000                      --            $       250,000
       Issuance of common stock                              (250,000)                     --            ($      258,800)
       Research and development expense                       164,778                      --                    164,778
       Issuance of stock for services                        (164,778)                     --                   (164,778)




         The accompanying notes are an integral part of the consolidated financial statements.
                       See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
  For the Nine-Month and Three-Month Periods Ended September 30, 1999 and 1998,
    and For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

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

2.   Basis of Presentation

     The consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1998. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


                      See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
  For the Nine-Month and Three-Month Periods Ended September 30, 1999 and 1998,
    and For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

3.   Property and Equipment

     Property and equipment consist of the following:

     Vehicles                                                     $ 11,000
     Computers                                                      12,896
                                                                  --------
                                                                    23,896
           Less: accumulated depreciation                           (2,836)
                                                                  --------
                                                                  $ 21,060
                                                                  ========

     Depreciation expense for the nine months ended September 30, 1999 was $2,467.

4.   Loss Per Common Share

     In the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Loss per common share has been calculated in accordance with this statement.

     Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of net loss per common share for the nine month and three-month periods ended September 30, 1999 and 1998, and for the period from June 12, 1996 (inception) to September 30, 1999 are as follows:

                                                                                      Period from
                                           Nine-Month           Nine-Month           June 12, 1996
                                          Period Ended         Period Ended         (Inception) to
                                       September 30, 1999    September 30, 1998    September 30, 1999
                                       ------------------    ------------------    ------------------
     Net loss available to common
       stockholders                        ($  696,661)          ($  530,917)          ($1,900,066)
     Weighted-average shares,
       basic and diluted                     7,690,164             5,392,119             5,433,079
                                           -----------           -----------           -----------
     Loss per common share,
       basic and diluted                   ($      .09)          ($      .10)          $      (.35)
                                           ===========           ===========           ===========



                      See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
  For the Nine-Month and Three-Month Periods Ended September 30, 1999 and 1998,
    and For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

4.   Loss Per Common Share, Continued

                                           Three-Month           Three-Month
                                          Period Ended          Period Ended
                                       September 30, 1999    September 30, 1998
                                       ------------------    ------------------

     Net loss available to common
       Stockholders                        ($  336,375)          ($   66,844)
     Weighted-average shares,
       basic and diluted                     7,927,648             6,896,116
                                           -----------           -----------
     Loss per common share,
       basic and diluted                   ($      .04)          ($      .01)
                                           ===========           ===========


     The effect of the potentially dilutive securities consisting of warrants to purchase 500,000 shares of common stock were not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

5.   Stock Transactions

     Private Placements

     In March 1999, the Company issued 120,000 and 2,000 shares of common stock in two separate private placement offerings at $1.50 per share.

     In March and April 1999, the Company sold 16,900 and 67,000 shares of common stock, respectively, in two separate private placement offerings at $1.49 per share.

     In July 1999, the Company, in a private placement offering, sold units consisting of 500,000 shares of common stock and 500,000 detachable five-year warrants to purchase common stock at an exercise price of $2.40 per share. The Company received $250,000 in July 1999 and recorded a common stock receivable of $250,000. The common stock receivable was collected in October 1999.



                      See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
  For the Nine-Month and Three-Month Periods Ended September 30, 1999 and 1998,
    and For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

5.   Stock Transactions, Continued

     Shares Issued for Services

     In March 1999, the Company issued 24,800 shares of common stock for consulting services.

     In April 1999, the Company issued 15,000 shares of common stock for consulting services.

     In July 1999, the Company issued 50,000 shares of common stock for engineering consulting services.


6.   Management's Plan

     At the balance sheet date:

     o    The Company is a non-operating development stage company.

     o    It had sufficient cash to cover its obligations.

     Management has been devoting substantially all of its efforts to the development and testing of the allergy detection, non-invasive, medical device. It is anticipated this portion of management's plan will be completed in approximately twelve to twenty-four months. The Company's overall operating plan is to market the initial product as a stand-alone device that can be attached to personal computers. To achieve its plan, management is also aware that it must secure additional investment capital.


                      See accountants' disclaimer report.

                            Elast Technologies, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
  For the Nine-Month and Three-Month Periods Ended September 30, 1999 and 1998,
    and For the Period from June 12, 1996 (Inception) to September 30, 1999
                                   (Unaudited)

--------------------------------------------------------------------------------

7.   Year 2000 Disclosure

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



                      See accountants' disclaimer report.

Item 2. Plan of Operation

THIS REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL

FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD- LOOKING STATEMENTS SPECIFIED IN THIS REPORT HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

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

Overview. The Company has not had revenues from operations in the last fiscal year and through the third quarter of 1999. Officers' compensation, in the aggregate, increased from $40,083 during the nine month period ended September 30, 1998 to $106,496 during the nine month period ended September 30, 1999. Research and development expenses increased significantly from $19,206 during the nine month period ended September 30, 1998 to $181,777 during the nine month period ended September 30, 1999. Legal and professional fees increased from $37,745 during the nine month period ended September 30, 1998 to $69,481 during the nine month period ended September 30, 1999. Investor relations costs also increased significantly, from $40,000 during the nine month period ended September 30, 1998, to $76,896 during the nine month period ended September 30, 1999, due primarily to the significant increase in the number of shareholders in the Company. Owing to increased research and development, consulting expenses increased $133,393 in the nine month period ended September 30, 1999. There were additional travel, accommodation and entertainment expenses of $59,128 for the period ended September 30, 1999. Other operating costs and expenses also increased, from $20,871 during the nine month period ended September 30, 1998, to $76,333 during the nine month period September 30, 1999.

During the last three quarters, the issuance of common stock resulted in net cash flow to the Company of $558,232. Because of the significant increase in the Company's operating costs, the Company had a net increase in cash of $332 during the nine month period ended September 30, 1999, as compared to a net increase in cash of $269,419 during the nine month period ended September 30, 1999. At September 30, 1999, the Company had cash and equivalents of $227,149, and property and equipment with a net value of $21,060, with liabilities of $4,480.

On July 7, 1999, certain Australian investors paid $250,000 to the Company for purchase of 500,000 shares of the Company's common stock and 500,000 detachable warrants granting certain rights to purchase an additional 500,000 shares of the Company's common stock . On October 15, 1999, the final payment of $250,000 was received by the Company on that date. The cash and equivalents constitute the Company's present internal sources of liquidity. Because the Company is not yet generating revenues from the sale or licensing of its products, the Company's only external source of liquidity is the sale of its capital stock. The Company is presently negotiating a secondary private financing which it anticipates will close by December 31, 1999.

Company's Plan of Operation for Next 12 Months. The Company manufactures and markets medical devices and is presently continuing research and development activities relating to a patented allergy-testing device (previously defined as the "ELAST Device", U.S. Patent No. 5413113, issued on or about May 9, 1995) which the Company owns the rights to develop, test, manufacture and market.

The Company believes its current cash resources are sufficient to fund its research and development activities relating to the ELAST Device over the next 6 months. It may be necessary to raise additional funds to complete prototype development and limited clinical trials of the ELAST Device. However, if the ELAST Device performs as anticipated, the Company believes that it will be able to raise the funds necessary to begin production of the ELAST Devices - for the North American and international clinical trials and the Food and Drug Administration ("FDA") approval process - by the sale of its capital stock, debt, or licensing certain proprietary rights. Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the ELAST Device, sufficient funds may not be available to enable the ELAST Device to be completed and brought to market during the next 6 months. However, as mentioned above, additional financing is expected to be obtained by the Company by the end of this fiscal quarter.

The Company is currently negotiating proposed marketing agreements for the territories of Australia, New Zealand and Japan; and plans to negotiate and enter into additional marketing agreements with appropriate distributors and marketing agents. Other than the ELAST Device, the Company does not currently have any plans to develop other products. The Company may acquire the right to sell or distribute existing products, or obtain licensing, marketing, distribution or other rights to compatible products. Therefore, other than costs related to the continued development of the ELAST Device, the Company does not anticipate significant expenditures on acquisition or development of other products during the current fiscal year.

The Company will focus its initial marketing and distribution efforts on development and commercial exploitation of the ELAST Device. The present plan is to lease or license the ELAST Device. This plan could minimize variable costs and create an informed and updated client base.

Manufacturing and Marketing the Company's Products. The Company anticipates that it will initially subcontract the manufacture and assembly of ELAST Devices and does not expect to purchase a manufacturing facility or equipment at this time. The principal components of the ELAST Device consist of electronic parts that are readily available, eliminating supply problems, and its operations are not effected by seasonal factors.

Employees. In the current fiscal year, the Company expects to add 2 full-time, permanent employees to its research and development department and 2 full-time, permanent employees to its administrative staff. During the next 12 months, if the American clinical testing of the ELAST Device is successful, the Company may require significant additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees at this time.

Summary of Research and Development Activities. A "medical device" is defined by
Section  201(h) of the Food,  Drug and Cosmetic Act, Title 21 United States Code
Section 321 as an instrument, apparatus, or machine which is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease in man and other animals. Confusion sometimes exists between unregulated consumer products and medical devices. Products are not considered medical devices if they have general utility and are not dedicated to medical applications. Such products are subject to the Consumer Product Safety Act.

Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures. The FDA and other similar government regulatory agencies require laboratory and clinical testing and other costly and time-consuming procedures before medical products such as the ELAST Device can be marketed, including, but not limited to, premarket notification to the FDA. Various federal, state and foreign statutes may also govern or affect the manufacturing, safety, labeling, storage, and marketing of such products, as well as record-keeping incidental to such marketing. The ELAST Device may be subject to (i) the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, cited above; (ii) the Medical Device Reporting Rule implemented by the FDA in 1984; (iii) the standards for medical device manufacturers promulgated by the FDA; and (iv) other rules and regulations developed, implemented and enforced by the Center for Devices and Radiological Health, an FDA sub-agency. However, the FDA Modernization Act of 1997 ("1997 Act") exempts from premarket notification devices that do not present a potential unreasonable risk of illness or injury. The 1997 Act also directs the FDA to concentrate its postmarket surveillance on higher risk devices. Moreover, the 1997 Act expanded the FDA's pilot program pursuant to which the FDA accredits third party experts to conduct the initial review of all low-to-intermediate risk devices. The Company believes that the ELAST Device is such a low-to-intermediate risk device and, therefore, may be subject to the exemptions from premarket notification specified in the 1997 Act. If such is not the case, the ELAST Device may be subject to premarket notification and, therefore, subject to significant delay before being offered for sale, which would have a material adverse effect on the financial condition of the Company.

Obtaining such approvals and maintaining ongoing compliance with these requirements can require the expenditure of significant resources. To date, the Company has not determined what procedures, if any, will be required in this regard and has not begun any of these procedures. The Company is currently investigating the possibility that the ELAST Device falls in a category for which FDA approval has already been given. The Company anticipates that the ELAST Device may be included in such a category, but research is currently being conducted by the Company to determine the appropriate regulatory requirements. In addition, regulatory testing and approval would require significant funding. In the event that such funding exceeded the present financial resources of the Company, the Company would have to receive additional capital to market the ELAST Device. An inability to obtain additional financing may have a material adverse effect on the Company, including the possibility that the Company would be forced to curtail its operations significantly or to cease its operations altogether.

In the last six months, significant developments in the ELAST Device's capabilities have resulted from the Company's research and development efforts. Specifically, the Company believes its recent tests demonstrate that the ELAST Device is capable of successfully isolating the electrical energy signal emanating from the human body.

To further advance the research and development of the ELAST Device, and to validate the scientific principle of bio-voltage measurement, an extensive period of testing will commence in conjunction with an academic facility. The Company is having discussions with the University of California at Irvine ("UCI") and San Diego State University. The process of collaboration needs to be reviewed by the Company's Board of Directors, after acceptance of a testing program by one of the faculties of these institutions. UCI and San Diego State University have both expressed faculty interest in testing the ELAST Device.

Once the initial testing of the ELAST Device is completed, the Company will manufacture, or cause to be manufactured, about 10 units of the ELAST Device, which will be provided to a selected group of physicians and scientists. The Company's operating plan is to develop the ELAST Device as a stand-alone device which is user-friendly and fully self-contained. Once the ELAST Device gains acceptance in the medical community, the Company anticipates that a patient home-testing unit may be developed.

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

Item 2. Changes in Securities

On July 7, 1999, the Company, in a private placement offering to certain Australian investors, sold units of ownership interest in the Company consisting of an aggregate 500,000 shares of the Company's $.001 par value common stock and 500,000 detachable five-year warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $2.40 per share. In July, 1999, the Company received payment of $250,000 and recorded a common stock receivable of $250,000. The common stock receivable was collected in October, 1999. The Company anticipates filing a registration statement registering the shares and the warrants with the SEC.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

10.1     Material Contracts (not applicable)

11.      Statement Re: Computation of Per Share Earnings **

15.      Letter on Unaudited Interim Financial Information

18.      Letter on Change in Accounting Principles (Not applicable)

19.      Reports Furnished to Security Holders (Not applicable)

22.      Published Report Regarding Matters Submitted to Vote (not applicable)

23.1     Consent of Auditors*

23.2     Consent of Counsel*

24. Power of Attorney is included on the Signature Page of the Registration Statement*

27.      Financial Data Schedule

99      Other (not applicable)

*Previously filed as Exhibits to Amendment No. 1 to Registration Statement on Form 10-SB on August 2, 1999.

** See Financial Statements

         (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the nine month period ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California, on November 11, 1999.
                                              Elast Technologies, Inc.,
                                              a Nevada corporation

                                              By:   /s/
                                                    ----------------------------
                                                    Ted Hamilton

                                              Its:  Sr. Executive Vice-President
                                                    and Secretary