Form 10KSB
period 1999-12-31
ELAST TECHNOLOGIES INC
filed 2000-03-30
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 1999

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

                         Yes [X]                  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of February 29, 2000, approximately $8,000,000.00.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 7,961,481 on December 31, 1999.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         Yes [_]                  No [X]

PART I.

Item 1.  Description of Business.

Development of the Company. Med Mark, Inc., a Nevada corporation ("Company"), was incorporated in the State of Nevada on November 5, 1996. On or about June 29, 1998, the Company filed a Certificate of Amendment to its Articles of Incorporation changing the name of the Company to Elast Technologies, Inc. The executive offices of the Company are located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. On February 1, 2000, we relocated our research and development facilities to San Diego's Center for Applied Competitive Technologies. The Company's telephone number in Las Vegas is 702.878.8310.

Business of the Company. The Company was organized to engage in the business of manufacturing and marketing medical equipment and supplies, as well as health related products, including vitamins and nutritional supplements. The Company plans to develop its own products and may also obtain marketing and distribution rights to existing products or products currently in development by others. The Company currently spends a significant portion of its time and funds in research and development activities, and has done so for the last two fiscal years, as specified below

On or about June 30, 1998, the Company acquired all of the issued and outstanding capital stock of Elast Technologies Corporation, a Delaware corporation ("Elast Delaware"), and, as specified above, changed the Company's name from Med Mark, Inc. to Elast Technologies, Inc. The Company entered into a licensing agreement with Dr. Robert D. Milne and acquired the rights to develop, test, manufacture, and market Dr. Milne's patented allergy-testing device ("ELAST Device", U.S. Patent No. 5413113, issued on or about May 9, 1995). Dr. Milne is a board-certified family practice physician with extensive experience in allergy testing and preventative medicine. The Company has spent significant amounts of time during its last two fiscal years on research and development activities relating to the ELAST Device.

The licensing agreements relating to the ELAST Device are specified more completely herein under the subsection entitled Licensing Agreements Were Not the Result of Arms-Length Negotiations,

The ELAST Device is based on the clinical observation that the human body loses energy (that is, the body's normal electrical flow is interrupted) when exposed to a substance to which that body is sensitive or allergic. The energy loss is rapid and is measured in micro-voltage. The ELAST Device measures the body's energy loss and documents it graphically, providing the treating physician with an accurate assessment of a patient's sensitivity. The Company intends to clinically test the device under the direction of Dr. Milne. After clinical testing, the ELAST Device will be submitted to the United States Food and Drug Administration ("FDA") for approval.

Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures. The FDA and comparable foreign government regulatory agencies require laboratory and clinical testing and other costly and time-consuming procedures before medical products such as the ELAST Device can be marketed. Various federal, state and foreign statutes also govern or affect the manufacturing, safety, labeling, storage, and marketing of such products, as well as record-keeping incidental to such marketing. Obtaining such approvals, and maintaining ongoing compliance with these requirements can require the expenditure of significant resources. To date, the Company has not determined what procedures, if any, will be required in this regard and has not begun any of these procedures. The Company is currently investigating the possibility that the ELAST Device falls under a category for which FDA approval has already been given. The Company anticipates that the ELAST Device may be included in such a category, but research is currently being done by the Company to determine regulatory requirements. In addition, regulatory testing and approval would require significant funding and, in the event that such funding exceeded the present financial resources of the Company, the Company would have to raise additional capital to market the ELAST Device.

In the event the FDA or other domestic or foreign regulatory agency requires approval and testing of the ELAST Device, prior to its commercial exploitation, the Company cannot provide any assurances that testing procedures will be successfully completed, or if completed, demonstrate that the ELAST Device is safe and efficacious. Further, there can be no assurances that any required government approvals will be obtained. Accordingly, there can be no assurance that the Company will be able to market the ELAST Device in the United States or any foreign country. Any failure by the Company, its subsidiary, collaborators or licensees to obtain any required regulatory approvals or licenses would adversely affect the ability of the Company to market its products and would have a significant adverse affect on the Company's revenues.

Employees. The Company currently has 3 employees. Management of the Company anticipates using consultants for business, accounting, engineering, and legal services on an as-needed basis. Because the Company anticipates entering into licensing and manufacturing agreements with third parties, the Company anticipates that it will require few additional employees during the next fiscal year.

Competition. Because the ELAST Device is based on a new concept in diagnostics and is patented, there are currently no direct competitors with a similar product in the marketplace. Once the ELAST Device gains product acceptance in the medical community, the Company anticipates physicians could prescribe home-testing.

However, competition in the medical products industry, generally, is intense. The Company and its subsidiary compete directly with other companies and businesses that have developed and are in the process of developing technologies and products which will be competitive with the products developed and offered by the Company and its subsidiary. There can be no assurance that other technologies or products which are functionally equivalent or similar to the technologies and products of the Company and its subsidiary have not been developed or are not in development. The Company expects that companies or businesses which may have developed or are developing such technologies and products as well as other companies and businesses which have the expertise which would encourage them to develop and market products directly competitive with those developed and marketed by the Company. Many of these competitors have greater financial and other resources, and more experience in research and development, than the Company.

For example, according to its 1994 Annual Report, Bayer Corporation (formerly Miles, Inc.) holds over 50% of the worldwide allergy testing market, exclusive of in vitro testing. In 1994, Pharmacia (now Pharmacia & Upjohn, Inc.) held approximately 73% of the worldwide market share for in vitro allergy tests. The Company's additional competitors in this area include Sanofi, Ciba Corning and Diagnostic Products Corporation.

There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more effective than any which have been or are being developed by the Company or which would render the products of the Company obsolete and noncompetitive. Many of the competitors of the Company have substantially greater experience, financial and technical resources and production, marketing and development capabilities than the Company. If the Company commences commercial sales of its products, it will also be competing with respect to manufacturing efficiency and sales and marketing capabilities.

Compliance with Environmental Laws. The Company's management believes that no toxic or hazardous materials will be byproducts of the manufacturing processes of the ELAST Device; accordingly, management of the Company believes that the Company will not incur unforeseen material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations. The Company believes that it is presently in compliance with all applicable federal, state, and local environmental laws, rules and regulations. Furthermore, in the event the Company licenses the manufacturing rights, of the ELAST Device, to third parties, the Company will not become subject to any such restrictions. However, at some time in the future, the research, development, manufacturing and production processes of the Company may involve the controlled use of hazardous materials. The Company may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and certain waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the financial resources of the Company. In addition, there can be no assurance that in the future the Company will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials. The Company cannot estimate the potential costs of complying with local, state, and federal environmental laws.

Comparison of Results of Operations at December 31, 1999 and December 1, 1998. The Company's available cash and equivalents decreased from $226,818 at December 31, 1998 to $205,715 at December 31, 1999. The Company's accounts payable increased from $8,617 to $14,613 and accrued payroll and payroll taxes increased from $4,375 to $38,898 because of an increase in executive compensation due to the addition of one executive and increased research and development activities. The Company's net property and equipment increased from $3,434 to $10,672 due primarily to the purchase of additional computer equipment. The Company's property and equipment consists of computers with an expected useful life of 5 years. Depreciation expense for the years ended December 31, 1999 and 1998 were $2,546 and $370, respectively.

Officers' compensation increased from $203,682 for the year ended December 31, 1998 to $344,737 for the year ended December 31, 1999 due primarily to the addition of one corporate executive. Research and development expenses increased from $108,161 to $329,684, due to increased research and development activities and the hiring of two outside consultants. For the year ended December 31, 1999, the Company expended $60,000 on consulting fees in an attempt to obtain institutional financing. The Company did not secure the financing and the consulting fee was expensed. Legal and professional costs decreased from $502,231 to $111,812 during the same periods. The Company's cash flows used in operating activities were $305,374 for the year ended December 31, 1998 and $816,942 for the year ended December 31, 1999. The increase in funds expended was primarily the result of ongoing research and development necessary to effectuate the Company's business plan. Cash provided by financing activities increased from $427,716 for the year ended December 31, 1998 to $808,232 for the year ended December 31, 1999 due to an influx of $380,516 resulting from a private placement of the Company's common stock.

Item 2. Description of Property.

Property held by the Company. The consolidated financial statements filed as exhibits to this Registration Statement include the accounts of the Company and its wholly-owned subsidiary, Elast Technologies Corporation, a Delaware corporation (previously defined in this Registration Statement as "Elast Delaware"). All significant intercompany transactions have been eliminated. As of the dates specified in the following table, the Company held the following property:

              Property                       Dec. 31, 1999      Dec. 31, 1998
              --------                       -------------      -------------
Cash and equivalents                          $205,715.00       $226,818.00

License to use Patent No. 5413113                 $240.00           $400.00

Property and Equipment                         $10,672.00         $3,434.00

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. The Company's property and equipment consists of computers with an expected useful life of 5 years.

Item 3. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated, except as specified below:

There is presently a dispute regarding the validity of certain stock options relating to the purchase of certain shares of common stock of Elast Technologies Corporation, a Delaware corporation ("Elast Delaware"), a subsidiary of the Company. On or about May 14, 1999, Dr. Gary Marrone, the former Secretary of Elast Delaware and a former Director of Elast Delaware, notified the Company that he believed that the 100,000 unexpired Elast Delaware stock options held by each Director of Elast Delaware had been converted into options to purchase as many as 400,000 shares of the Company's common stock at a significantly reduced price as a result of the Plan of Merger. The Company believes that Dr. Marrone's claim is without merit. The Company further believes that Dr. Marrone may take legal action with regard to this matter. The Company intends to vigorously oppose any such action.

Certain disputes have arisen between and among the present management of the Company, on the one hand, and Edward L. Hamilton, a former officer and director of the Company, on the other hand. Specifically, on or about December 30, 1999, the holders of at least two-thirds (2/3) of the Company's issued and outstanding shares of $.001 par value common stock provided the Company's Secretary with written consents approving the removal of Edward L. Hamilton as a member of the Company's Board of Directors. The Company's Board of Directors also terminated Mr. Hamilton's employment as an officer of the Company on or about the same date.

The Company anticipates that Mr. Hamilton may take legal action with regard to this matter. The Company is currently engaging in settlement discussions with Mr. Hamilton. The Company intends to oppose vigorously any action by Mr. Hamilton in regard to this matter, but will also consider a reasonable settlement if the Company's Board of Directors determines that the terms and conditions of such a settlement are in the best interests of the Company.

Certain disputes have developed between David Phillips, a former consultant to the Company, on the one hand, and the Company, on the other hand, regarding the Company's research and development activities. Specifically, Mr. Phillips' consulting services initially focused on the measurement of electrical resistance by the ELAST Device (U.S. Patent No. 5413113, issued on or about May 9, 1995) which the Company owns the rights to develop, test, manufacture and market. Before providing the Company with consulting services, Mr. Phillips had developed a means to measure electrical potential, as opposed to electrical resistance. In or about April, 1999, Mr. Phillips' consulting services to the Company were terminated. By that time, however, he had, while working as a consultant to the Company, developed a prototype diagnostic machine which incorporated technology to detect variances in electrical potential. The Company anticipates seeking further patent protection for a diagnostic machine which, among other things, detects variances in electrical potential; however, the Company is continuing to develop its own technology and processes and has already replaced the analog system favored by Mr. Phillips with a digital system. The Company is informed and, therefore, believes that Mr. Phillips may claim that the Company's patent application infringes on existing patents or, in the alternative, may claim to have certain rights to the use or ownership of the technology on which the Company's patent application is based.

Patent infringement occurs when a person or business "makes, uses, or sells" a patented invention. The language specifying particular patent rights, typically referred to as the "patent claims", allows a patent owner to prohibit any unauthorized manufacture, use or sale of products which utilize the patent owner's patented technology.

When two or more persons work together to make an invention, they are joint inventors and a patent will be issued to them jointly on the basis of a proper patent application. If, on the other hand, one of these persons has provided all of the ideas of the invention, and the other person has only followed instructions in making that invention, the person who contributed the ideas is the sole inventor and the patent application and patent shall be in his or her name alone. Moreover, if one person furnishes all of the ideas to make an invention and another person employs him or her or furnishes the money for building and testing the invention, the patent application must be signed by the true inventor, and filed in the Patent and Trademark Office, in the inventor's name. This is the person who furnishes the ideas, not the employer or the person who furnishes the money.

At this time, Mr. Phillips' potential claim against the Company is that he is a joint inventor (or even the "true" or sole inventor) of the Elast Device, as presently constructed. Mr. Phillips has indicated that he would contest any patent applications, by the Company, relating to diagnostic machines based on technology which detects variances in electrical potential. If Mr. Phillips claims that the Company's patent application infringed on any patent or technology in which he had an ownership interest, he could sue for relief in the appropriate federal court. He could ask the court for an injunction to prevent the continuation of that infringement and could also ask the court for an award of damages because of that infringement. In the event he prevailed, Mr. Phillips could force the Company to pay him a royalty for making, using or selling the Elast Device, or could prevent the Company from making, using or selling the Elast Device.

Because the right conveyed by a patent is the right to prohibit a certain action related to the patented invention, most patent infringement claims must be settled by filing a suit against the party who is violating a patent holder's rights. Mr. Phillips' potential claim is not a claim that the Company is infringing on a patent which he holds; rather, as specified above, he has indicated that he would challenge the Company's patent application itself and seek to prevent the issuance of a patent to the Company because he is a co-inventor (or sole inventor) of the Elast Device. The Company believes that Mr. Phillips' potential claim is without merit because (i) the Elast Device was patented long before Mr. Phillips became a consultant to the Company, (ii) the Company's research and development activities have resulted in the development of new technology significantly different from the technology claimed by Mr. Phillips; and (iii) the general concept of measuring electrical potential is not, in and of itself, patentable. Challenges to patent applications occur frequently as part of the patent application process and, as the Company is continuing to refine its technology, it is too early to determine the validity of any such potential challenge. The Company intends to pursue patent protection for its technology vigorously and will respond in an appropriate manner to any challenges by any party, including, but not limited to, Mr. Phillips, to any patent applications filed by the Company relating to the Elast Device or its derivatives.

Subsequent to year end, the Company initiated an offering of 1,000,000 shares of its $.001 par value common stock on a best efforts basis pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. On or about February 23, 2000, the Company was informed by the Securities and Exchange Commission that its Registration Statement on Form SB-2 was effective and placed 800,000 of those shares in CEDE & Company through DTC, one of the world's largest securities depository and a national clearinghouse for the settlement of trades in corporate and municipal securities. DTC is a limited purpose trust company under New York Banking Law, a member of the Federal Reserve System, and a registered clearing agency with the Securities and Exchange Commission. Those shares were to be for the account of Crescent Fund Partners LP. Additionally, the Company placed (i) 50,000 of those shares with Xcell Associates, a market maker; (ii) 50,000 of those shares with NC Capital, a market maker; and (iii) 33,334 of those shares with ARDT, an investment banker. On or about March 7, 2000, the Company was informed by the Securities and Exchange Commission that the financial statements filed with the Company's Registration Statement on Form SB-2 were not current, and that the Company must file a Post-Effective Amendment containing more recent financial statements and a Consent of Auditors to use those more recent financial statements. The Company directed that the 800,000 shares in DTC be returned to certificate form and none of those shares were delivered to any prospective purchaser. As of March 13, 2000, the shares placed with Xcell Associates, NC Capital and ARDT had not been sold or distributed to any person. On March 14, 2000, the Company filed Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 with current financial statements. The Company has demanded that Crescent Fund Partners LP return the 800,000 shares placed through the DTC, but Crescent Fund Partners LP has only returned approximately 520,000 of those shares to date. The Company believes Crescent Fund Partners LP may be selling or otherwise disposing of those shares without the permission of the Company and may seek court intervention if this matter cannot be resolved.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

Reports to Security Holders. The Company is a reporting company with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company currently maintains its own Internet address at www.elast.com.

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside the Nasdaq Stock Market. The Company's common stock trades on the OTC Bulletin Board under the trading symbol "ESTG". This market is extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock. The Company was listed with Standard & Poor's Corporation Records by publication on or about December 3, 1998.

The Company is authorized to issue 25,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The Bylaws of the Company specify how the cash available for distribution, whether occurring from operations or sales or refinancing, is to be shared among the shareholders. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. The Company has never declared or paid a cash dividend on its capital stock and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Any dividends declared in the future will be at the discretion of the Board of Directors and subject to any restrictions that may be imposed by the Company's lenders.

Stock Option Plan. The Company's Board of Directors has approved and adopted a stock option plan ("Stock Option Plan"), pursuant to which 5,000,000 shares of the Company's $.001 par value common stock will be reserved for issuance to satisfy the exercise of options. The Stock Option Plan will be designed to retain qualified and competent officers, employees, and directors of the Company. The Company's Board of Directors, or a committee thereof, shall administer the Stock Option Plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers, and to the Company's directors, whether or not those directors are also employees of the Company. Options will be granted pursuant to the provisions of the Stock Option Plan on such terms, subject to such conditions and at such exercise prices as shall be determined by the Company's Board of Directors. Options granted pursuant to the Stock Option Plan shall not be exercisable after the expiration of ten years from the date of grant.

Warrants. At December 31, 1999, the Company had outstanding warrants to purchase 500,000 shares of the Company's common stock at a price of $2.40 per share, all of which expire by their own terms in July, 2004.

The high and low bid information for the Company's common stock that follows was obtained from Yahoo!Finance. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There is no information available prior to October, 1999.

Date                        Open           High           Low            Close
----                        ----           ----           ---            -----

October 1999               $2.125         $2.125         $1.875         $1.875

December 1999              $1.6875        $1.875         $0.9375        $0.9375

February 2000              $2.25          $2.25          $1.9375        $2.0312

Item 6. Plan of Operation

THIS PROSPECTUS SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS PROSPECTUS HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

General. We intend to manufacture and market medical devices. We are currently negotiating proposed marketing agreements and plans to negotiate and enter into marketing agreements with appropriate distributors and marketing agents. Other than the ELAST Device, we do not currently have any plans to develop other products. We may, however, acquire the right to sell or distribute existing products, or obtain licensing, marketing, distribution or other rights to compatible products. Therefore, other than costs related to the continued development of the ELAST Device, we do not anticipate significant expenditures on acquisition or development of other products during the current fiscal year.

On February 1, 2000, we relocated our research and development facilities to San Diego's Center for Applied Competitive Technologies ("CACT"). Established in 1990, CACT is one of twelve advanced technology centers designated by the State of California to serve firms in the manufacture of biomedical and bio-technical products and to assist such companies in transition from research and development activities to manufacturing their products. CACT is a member of the National Coalition of Advanced Technology Centers and has served since 1992 as a regional affiliate of the National Institute for Standards and Technology's Manufacturing Extension Centers. Since 1997, CACT has been a Regional Affiliate of the National Aeronautics and Space Administration's Far West Regional Technology Transfer Center.

We will focus our initial marketing and distribution efforts on development and commercial exploitation of the ELAST Device. Our present plan is to lease or license the ELAST Device. We believe that such a plan minimizes variable costs and creates an informed and updated client base.

Our business will expose us to potential product liability risks that are inherent in the testing, manufacturing and marketing of medical products. We do not have product liability insurance, and there can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities. We face an inherent business risk of exposure to product liability and other claims in the event that the development or use of our technology or products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that we will avoid significant product liability exposure. There can be no assurance that insurance coverage will be available in the future, on commercially reasonable terms; or that such insurance will be adequate to cover potential product liability claims; or that a loss of insurance coverage would not materially adversely affect our business, financial condition and results of operations. While we have taken, and will continue to take, what we believe are appropriate precautions, there can be no assurance that we will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products developed by the Company. A product liability claim could have a material adverse effect on our business, financial condition and results of operations.

Our strategy for growth is substantially dependent upon our ability to market and distribute products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute products on acceptable terms, or at all. Our failure to market our products successfully could have a material adverse effect on our business, financial condition or results of operations.

The medical products industry has been under increasing scrutiny by various state and federal regulatory agencies. While we do not presently require any government approval to create, develop or manufacture the ELAST Device, we may be subject to various forms of government regulations, including consumer safety laws and environmental safety laws. Any future violation of, or the cost of compliance with, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The medical products industry is rapidly changing through the continuous development and introduction of new products. Our strategy for growth is substantially dependent upon our ability to successfully introduce the ELAST Device. Accordingly, our ability to compete may be dependent upon our ability to enhance and improve our products continually. There can be no assurance that competitors will not develop technologies or products that render our products obsolete or less marketable. We may be required to adapt to technological changes in the industry and develop products to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds. At this time, we do not have a source of commitment for such funds. Continued refinement and improvement costs are risks inherent in new product development, including unanticipated technical or other problems which could result in material delays in product commercialization.

Liquidity and Capital Resources. During the year ended December 31, 1999, the Company received approximately $808,250 from the sale of common stock. At December 31, 1999, the Company had cash resources of $205,715. The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock. The Company registered 1,000,000 shares of its common stock for sale on a "best efforts" basis and believes it will sell some or all of this stock during the next 12 months.

The Company believes its current cash resources coupled with those funds the Company expects to raise pursuant to the sale of the 1,000,000 shares of its common stock that the Company recently registered, are sufficient to complete prototype development and limited clinical trials of the ELAST Device. If the ELAST Device performs as anticipated, the Company believes that it will be able to raise the funds necessary to begin production of the ELAST Devices - for the North American and international clinical trials and the FDA approval process - through the sale of equity, debt, or licensing. Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the ELAST Device, sufficient funds may not be available to enable the ELAST Device to be completed and brought to market during the time period currently anticipated by the Company.

Manufacturing and Marketing the Company's Products. The Company does not anticipate any supply problems. As this time, the Company does not require manufacturing facilities. As the principal components of the ELAST Device consist of electronic parts that are readily available, the Company does not anticipate that its manufacturer will have any supply problems. The Company's operations are not effected by any seasonal factors.

Company's Plan of Operation For Next 12 Months. Once the initial testing of the ELAST Device is completed, the Company will manufacture, or cause to be manufactured, about 10 units of the ELAST Device, which will be provided to a selected group of physicians, including eye, ear, nose and throat specialists, chemical ecologists, and allergy specialist doctors, naturopaths, and chiropractors. Thereafter, the ELAST Device will be marketed to physicians and hospitals to test patients for prescription drug compatibility, to avoid drug-related illnesses. The Company's operating plan is to market the ELAST Device as a stand-alone device that can be attached to "medical environment" computers. Once the ELAST Device gains acceptance in the medical community, the Company anticipates that a patient home-testing unit may be developed.

Impact of the Year 2000. The Year 2000 (commonly referred to as "Y2K") issue resulted from the fact that many computer programs were written using two, rather than four, digits to identify the applicable year. As a result, computer programs with time-sensitive software might recognize a two digit code for any year in the 21st century as related to the 20th century. For example, "00", entered in a date-field for the year 2000, may be interpreted as the year 1900, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. While companies and governments in the United States spent an estimated $150 billion to $225 billion repairing the problem, countries like Russia and China, which spent relatively minor amounts, seemed to clear the New Year's Day hurdle with equal success. Major news media in the United States are reporting that, after years of work and billions of dollars spent repairing the Year 2000 computer glitch, the technological tranquility of New Year's Day has raised a new concern that the United States overreacted to this problem. While it is still too soon to state positively that the Y2K transition has passed without mishap, we believe that Y2K issues will not have a material adverse affect on our business.

Changes in Number of Employees. During the next 12 months, depending on the success of the Company's market expansion plan, the Company may be required to hire additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7. Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table:

        Name                   Age                   Position
        ----                   ---                   --------
Thomas Krucker                  60         President and Director

Robert D. Milne, M.D.           53         Chairman of the Board of Directors

Nicholas Spencer                38         Director

Dr. Eduardo Daniel              58         Director
Jimenez Gonzalez

Thomas Krucker is the President, Chief Executive Officer, and a director of the Company. Mr. Krucker graduated from the University of Arizona in 1962 and received a Juris Doctorate degree from Pepperdine University in 1969. Mr. Krucker served with Toyota USA for approximately 20 years. Mr. Krucker was formerly the chief operating officer of Fun City Popcorn, Inc., a Nevada corporation which in 1997 was acquired by Tone Products and now operates as a wholly-owned subsidiary of Tone Products. Mr. Krucker left Tone Products to accept the office of President of the Company.

Robert D. Milne, M.D. is the Chairman of the Board of Directors of the Company. Dr. Milne is a board- certified family practice physician with extensive experience in allergy testing and preventative medicine. He is also the inventor of the ELAST Device. Before starting his own practice at the Milne Medical Center in Las Vegas, Nevada, Dr. Milne was Medical Director at the Omni Medical Center and also practiced medicine at the Nevada Clinic after previous assignments in emergency medicine and a family practice. Dr. Milne is the author of numerous papers in the medical field and has authored several books, including The Definitive Guide to Headaches and The Photon Connection - Energy for the New Millennium.

Nicholas Spencer is a director of the Company. Mr. Spencer has more than 15 years experience in starting, managing, and improving business performance and now specializes in business planning and start-up companies with a special emphasis on marketing and development. Mr. Spencer currently serves on the Board of Directors of Medsearch Pty. Limited, Sydney, New South Wales, and also serves as Chairman of the Board for that company.

Dr. Eduardo Daniel Jimenez Gonzalez is an international banker and Mexican attorney who specializes in immigration, civil, and criminal matters in the Republic of Mexico and who provides international consulting services regarding finance, credit, commerce, industrial and tourist development, import and export matters, and administrative management. Dr. Gonzalez is a Fullbright Scholar who received a Master of Arts Degree from John Hopkins University, School of
Advanced International Studies, in Washington, D.C. and who has studied International Economics at Harvard University and American Civilization at Georgetown University. Dr. Gonzalez has served as a counselor at the Mexican
Embassy in Washington, D.C., as a Mexican Minister in Bonn, as Ambassador at Large for Mexico in Oslo, Norway and Islandia, and as private secretary for a former President of Mexico. He has served as Managing Director for Latin American Investment Banking for First Chicago Bank in Panama, Colombia, Venezuela, Ecuador and Peru, as as First Chicago Bank's Vice-President for the Western Hemisphere. He is an international lecturer on economic development and an International Law Professor at the University of Mexico.

There is no family relationship between any of the officers or directors of the Company. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any officer or director of the Company from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company does not presently have knowledge as to whether all of its officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 ( Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of
Securities),   or  a  Form  5  (Annual  Statement  of  Beneficial  Ownership  of
Securities).

Item 10. Executive Compensation.

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Officers' compensation, in the aggregate, increased from $203,682 during the year ended 1998 to $344,737 during the year ended 1999. Compensation to the Company's officers is specified on the following chart:

                   Cash          Auto                      Meals &                                    Total
               Compensation     Expense      Insurance  Entertainment     Travel       Housing     Compensation
               ------------     -------      ---------  -------------     ------       -------     ------------
T. Krucker       $ 66,040      $ 16,269      $  8,397      $ 69,004      $ 20,184      $   --        $179,894
T. Hamilton       110,894         8,470         1,701          --            --          15,000       136,065
Dr. Milne          28,778          --            --            --            --            --          28,778

Totals           $205,712      $ 24,739      $ 10,098      $ 69,004      $ 69,004        15,000      $344,737

During 1999, the Company also granted options to purchase up to 150,000 shares of the Company's common stock to two members of the Board of Directors; however, because the exercise price of the options equaled or exceeded the fair value of the Company's common stock at the date of grant, no compensation expense was recognized in connection with the issuance of these options. In 1999 the Company paid $11,000 to an officer and major shareholder for rental and purchase of a vehicle. Of the amount paid, $2,700 represented automobile rental and $8,300 represented the purchase price. The automobile was used for business purposes and subsequently sold to an independent party for $5,000. The Company recognized a $2,608 loss from the sale of the asset. Other expenditures for travel, entertainment, insurance, car leases, and miscellaneous expenses were also categorized as compensation to officers during fiscal 1999.

Shares Issued as Compensation for Services. In 1998, the Company issued 270,000 shares of its $.001 par value common stock as compensation for consulting and engineering services, and employee compensation, as follows:

     (i) Consultants were issued 115,000 shares of the Company's $.001 par value common stock as additional compensation for their services to the Company. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $1.50 per share.

     (ii) Third party engineers were issued 55,000 shares of the Company's $.001 par value common stock as additional compensation for their services to the Company. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $1.54 per share.

     (iii) Dr. Milne, an officer, director and major shareholder of the Company, was issued 100,000 shares of the Company's $.001 par value common stock as additional compensation for his services to the Company; specifically, his continuing efforts related to the development of certain technology which will be utilized by the Company in its business operations. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $1.50 per share.

     In 1999, the Company issued shares of its $.001 par value common stock as compensation for services provided to the Company, and employee compensation, as follows: 13,400 shares to Gerald Klein; 4,700 shares to Ron Almadova; 4,700 shares to William Milne; 3,333 shares to Hope Lane; 25,000 shares to Jim Woodens; and 25,000 shares to John Martinez.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 1999, by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 7,961,481 on December 31, 1999.

(a) Security Ownership of Certain Beneficial Owners. Other than officers and directors, no persons are beneficial owners of 5% or more of the Company's issued and outstanding common stock.

(b) Security Ownership of Management. The directors and principal executive officers of the Company directly or beneficially own, in the aggregate, 4,445,308 shares of the Company's common stock, or approximately 55.8 % of the issued and outstanding common shares, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent). Associates and family members residing with directors and principal executive officers also own shares of the Company's common stock, as specified under the heading entitled Beneficial Ownership immediately below the table.

                                                                     Amount and
                         Name and Address                             Nature of              Percent of
Title of Class               of Owner                                   Owner              Class (approx.)
--------------           ----------------                            ----------            ---------------
$.001 par value        Dr. Robert Milne(1)                     4,029,976                        50.6%
Common Stock           2432 Greens Ave.                        Secretary and Director
                       Henderson, NV 89014

$.001 par value        Thomas Krucker(2)                       390,332                           4.9%
Common Stock           2505 Rancho Bel Air                     President and Director
                       Las Vegas, NV 89107

$.001 par value        Nicholas Spencer                        25,000                            0.3%
Common Stock           13 Edinburgh Road                       Director
                       N.S.W., Australia

                       Total shares beneficially
                       owned by all officers and directors
                       as a group                              4,445,308                        55.8%

Beneficial Ownership. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of the Company's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

(1) Shares of the Company's common stock are held by (i) Dr. Milne; (ii) Dr. Milne's spouse, Julie Milne; (iii) immediate family members Drew Milne, Meredith Milne and Brook Milne, who reside with Dr. Milne; (iv) a Milne family trust; and
(v) the Milne Medical Center, an affiliate of Dr. Milne.

(2) Shares of the Company's common stock are held by (i) Mr. Krucker; (ii) a trust in the name of Mr. Krucker's spouse, Katherine; and (iii) Katherine Krucker as custodian for his daughter, Kimberly, who resides with him.

On or about October 18, 1999, the Company issued a press release which specified that Dr. Milne had agreed to retire 1.5 million shares of the Company's common stock held in his name in exchange for stock options to purchase up to 1.5 million shares of the Company's common stock at $1.68 per share. Subsequent to that press release, the Company's Board of Directors determined that Dr. Milne had not received consideration for the retirement of those shares; therefore, those shares were not retired, and the stock options were never issued.

Changes in Control. Management of the Company is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B. Pursuant to a Plan of Merger filed with the Delaware Secretary of State, in June, 1998, Elast Technologies Corporation, a Delaware corporation (previously defined in this Registration Statement as "Elast Delaware"), merged with and into Elast Merger, Inc., a Nevada corporation, which was a wholly-owned subsidiary of the Company. Shareholders who formerly held stock in Elast Delaware received 4 shares of the Company's common stock for each share of their Elast Delaware stock on or about June 30, 1998, with the result that the former shareholders of Elast Delaware now hold a controlling interest in the Company, and Elast Delaware is now a wholly-owed subsidiary of the Company. The Company changed its name from Med Mark, Inc. to Elast Technologies, Inc. on or about October 27, 1998.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions. Dr. Milne, the Chairman of the Board of the Company, provides office space and services to the Company, at no cost to the Company. At such time as the Company begins receiving revenue from operations, management of the Company anticipates that the Company will begin paying rent for 800 square feet of this office space, at a rate of $1,200 per month.

Also in 1999, Edward L. Hamilton, who was, at the time, an officer and director of the Company, was provided housing in a residence owned by Thomas Krucker. The Company paid Mr. Krucker $15,000 for the housing and that cost was included in Mr. Hamilton's compensation for 1999.

In 1999, the Company paid to Thomas Krucker, an officer and major shareholder of the Company, $11,000 for the rental and purchase of an automobile. Of the amount paid, $2,700 represented automobile rental and $8,300 represented the purchase price. The automobile was used for business purposes and who subsequently sold to an independent party for $5,000. The Company recognized $2,608 loss from the sale of the asset.

Licensing Agreement Was Not the Result of Arms-Length Negotiations. As set forth above, on or about June 12, 1996, Elast Delaware acquired a license from Robert
D. Milne, M.D., who was, at that time, Chairman of the Board of Directors and a major shareholder of Elast Delaware, whereby Elast Delaware acquired the exclusive right to develop, manufacture and market the ELAST Device. Elast Delaware issued to Dr. Milne 3,200,000 shares of its common stock to acquire the licensing rights. The Company believes that the fair market value of 3,200,000 shares of Elast Delaware's common stock at the time of the transaction was $800.00, and, therefore, the Company determined that 3,200,000 shares of Elast Delaware's common stock was fair consideration for the license agreement with Dr. Milne. Because modifications may be made during the development and testing of the ELAST Device, it is not certain that the final technology developed by Elast Delaware will be protected by the original patent.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.

    3.1             Certificate of Incorporation
                    (Charter Document)*

    3.2             Amendment to Certificate of Incorporation
                    (Charter Document)*

    3.3             Bylaws*

    4.              Instruments Defining the Rights of Holders (not applicable)

    9.              Voting Trust Agreement - Not Applicable

   10.1             Financing Agreement
                    (material contract)**

   10.2             Frontier GlobalCenter, Inc. Agreement
                    (material contract)*

   11.              Statement Re: Computation of Per Share Earnings(Loss)**

   16.              Letter on change in certifying accountant (Not applicable)

   18.              Letter on Change in Accounting Principles (Not applicable)

   21.              Subsidiaries of the Registrant**

   22.              Published Report Regarding Matters Submitted to Vote
                    (not applicable)

   23.1             Consent of Auditors

   23.2             Consent of Counsel*

   24.              Power of Attorney (Not applicable)

   27.              Financial Data Schedule

   99.              Additional Exhibits (not applicable)

*Previously filed as Exhibits to Registration Statement on Form SB-2 filed with the Commission on December 7, 1999.

**Included in consolidated financial statements filed herewith.

     (b)  Reports on Form 8-K

          The Company has not filed any reports on Form 8-K with the Commission.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on March 29, 2000.

                                        Elast Technologies, Inc.,
                                        a Nevada corporation

                                        By:  /s/
                                             ---------------------------
                                                  Thomas Krucker
                                        Its:      President and Secretary


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ELAST TECHNOLOGIES, INC.

/s/
---------------------------            March  29, 2000
Director


/s/
---------------------------            March  29, 2000
Director


/s/
---------------------------            March  29, 2000
Director

                            Elast Technologies, Inc.
                      (A Company in the Development Stage )

                        Consolidated Financial Statements


                      As of December 31, 1999 and 1998 and
       For Each of the Two Years in the Period Ended December 31, 1999 and For the Period from June 12, 1996 (Inception) to December 31, 1999

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                 Index to the Consolidated Financial Statements

                      As of December 31, 1999 and 1998 and
       For Each of the Two Years in the Period Ended December 31, 1999 and
       For the Period from June 12, 1996 (Inception) to December 31, 1999
--------------------------------------------------------------------------------

Report of Independent Auditors                                                1
Consolidated Financial Statements of Elast Technologies, Inc.:

  Consolidated Balance Sheets, December 31, 1999 and 1998                     2

  Consolidated  Statements of  Operations  for Each of the Two Years in
    the Period ended December 31, 1999 and for the Period from
    June 12, 1996 (Inception) to December 31, 1999                            3

  Consolidated  Statements of Shareholders'  Equity for Each of the Two
   Years in the Period ended December 31, 1999 and for the
   Period from June 12, 1996 (Inception) to December 31, 1999                 4

  Consolidated  Statements  of Cash  Flows for Each of the Two Years in
    the Period ended December 31, 1999 and for the Period from
    June 12, 1996 Inception) to December 31, 1999                             7

Notes to the Consolidated Financial Statements                               10

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Elast Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Elast Technologies, Inc. (a company in the development stage) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1999 and for the period from June 12, 1996 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elast Technologies, Inc. (a development stage company) as of December 31, 1999 and 1998, and the consolidated results of operations and cash flows for the years ended December 31, 1999 and 1998 and for the period from June 12, 1996
(inception) to December 31, 1999, in conformity with generally accepted accounting principles. Kelly & Company


/s/ Kelly & Company
Kelly & Company
Newport Beach, California
March 1, 2000

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998
--------------------------------------------------------------------------------


                                     ASSETS
                                                      1999              1998
                                                  -----------       -----------
Current assets:
  Cash and equivalents                            $   205,715       $   226,818
                                                  -----------       -----------

      Total current assets                            205,715           226,818

Property and equipment, net                            10,672             3,434
License, net                                              240               400
                                                  -----------       -----------
Total  assets                                     $   216,627       $   230,652
                                                  ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                         $    14,613       $     8,617
  Accrued payroll and payroll taxes                    38,898             4,375
                                                  -----------       -----------
Total  liabilities                                     53,511            12,992
                                                  -----------       -----------

Shareholders' equity:
  Common  stock, $.001 par value;
    25,000,000 shares authorized;
    7,961,481 and 7,179,448 shares
    issued and outstanding at December
    31, 1999 and 1998, respectively                     7,961             7,179
  Additional paid-in capital                        2,130,488         1,413,886
  Additional paid-in capital for warrants             205,000              --
  Deficit accumulated during the
    development stage                              (2,180,333)       (1,203,405)
                                                  -----------       -----------
Total shareholders' equity                            163,116           217,660
                                                  -----------       -----------
Total liabilities and shareholders' equity        $   216,627       $   230,652
                                                  ===========       ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                      Consolidated Statements of Operations

         For Each of the Two Years in the Period Ended December 31, 1999
     And for the Period from June 12, 1996 (Inception) to December 31, 1999
--------------------------------------------------------------------------------


                                                                                            Period from
                                                     For the              For the          June 12, 1996
                                                   Year Ended           Year Ended        (Inception) to
                                               December 31, 1999    December 31, 1998    December 31, 1999
                                               -----------------    -----------------    -----------------
Operating costs:

  Officers compensation                           $   344,737          $   203,682          $   548,419

  Research and development                            329,684              108,161              506,065

  Legal and professional                              111,812              502,231              638,377

  Investor relations                                   86,082              238,759              324,841

  Financing consulting fee                             60,000                 --                 60,000
  Other operating costs and expenses                   54,842               63,107              133,913
                                                  -----------          -----------          -----------
      Total operating costs                          (987,157)          (1,115,940)          (2,211,615)
                                                  -----------          -----------          -----------
Interest income                                        10,229               13,566               31,282
                                                  -----------          -----------          -----------
Net loss                                          $  (976,928)         $(1,102,374)         $(2,185,333)
                                                  ===========          ===========          ===========

Loss per common share - basic and diluted         $     (0.13)         $     (0.19)         $     (0.40)
                                                  ===========          ===========          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                 Consolidated Statements of Shareholders' Equity

         For Each of the Two Years in the Period Ended December 31, 1999
     And for the Period from June 12, 1996 (Inception) to December 31, 1999
--------------------------------------------------------------------------------


                                                                     Elast
                                                               Technologies, Inc.
                                          Elast Technologies        (Formerly
                                             Corporation         Med Mark, Inc.)
                                             (A Delaware            (A Nevada                                            Deficit
                                             Corporation)          Corporation)                            Detachable  Accumulated
                                         --------------------    ----------------    Price    Additional      Stock    During the
                                         Common        Common    Common    Common     Per      Paid-in      Purchase   Development
                                         Shares         Stock    Shares     Stock    Share     Capital      Warrants      Stage
                                         ------         -----    ------     -----    -----     -------      --------      -----
Balance, June 12, 1996
  (inception)                                --            --        --        --       --          --         --            --

  Shares issued for the
    medical device license              3,200,000      $3,200        --        --       --    $ (2,400)        --            --

  Shares issued for legal
    services                               21,332          21        --        --    $0.31       6,698         --            --

  Contribution of funds
    expended by the major
    shareholder on the
    Company's behalf                         --            --        --        --       --       4,167         --            --

  Shares issued in private
    placement                             546,672         547        --        --     0.38     204,453         --            --

  Net loss from inception to
    December 31, 1996                        --            --        --        --       --          --         --            --
                                        ---------      ------      ----      ----    -----    --------       ----      --------
Balance, December 31, 1996              3,768,004       3,768        --        --       --     212,918         --       (38,309)

  Contribution of funds
    expended by the major
    shareholder on the
    Company's behalf                         --            --        --        --       --       1,500         --            --

  Net loss for the year ended
    December 31, 1997                        --            --        --        --       --          --         --            --
    (62,722)
                                        ---------      ------      ----      ----    -----    --------       ----      --------
Balance, December 31, 1997              3,768,004       3,768        --        --       --     214,418         --      (101,031)
                                        ---------      ------      ----      ----    -----    --------       ----      --------
                                                            Less:
                                                            Common
                                                            Stock
                                                         Subscription
                                            Subtotal       Receivable       Total
                                            --------       ----------       -----
Balance, June 12, 1996
  (inception)                                     --            --            --

  Shares issued for the
    medical device license                 $     800            --        $    800

  Shares issued for legal
    services                                   6,719            --           6,719

  Contribution of funds
    expended by the major
    shareholder on the
    Company's behalf                           4,167            --           4,167

  Shares issued in private
    placement                                205,000        $(10,000)      195,000

  Net loss from inception to
    December 31, 1996                        (38,309)        (38,309)         --
                                           ---------        --------      --------
Balance, December 31, 1996                   178,377         (10,000)      168,377

  Contribution of funds
    expended by the major
    shareholder on the
    Company's behalf                           1,500            --           1,500

  Net loss for the year ended
    December 31, 1997                        (62,722)        (62,722)         --
    (62,722)
                                           ---------        --------      --------
Balance, December 31, 1997                   117,155         (10,000)      107,155
                                           ---------        --------      --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                 Consolidated Statements of Shareholders' Equity

         For Each of the Two Years in the Period Ended December 31, 1999
     And for the Period from June 12, 1996 (Inception) to December 31, 1999
--------------------------------------------------------------------------------


                                                                     Elast
                                                               Technologies, Inc.
                                          Elast Technologies        (Formerly
                                             Corporation         Med Mark, Inc.)
                                             (A Delaware            (A Nevada                                            Deficit
                                             Corporation)          Corporation)                            Detachable  Accumulated
                                         --------------------    ----------------    Price    Additional      Stock    During the
                                         Common        Common    Common    Common     Per      Paid-in      Purchase   Development
                                         Shares         Stock    Shares     Stock    Share     Capital      Warrants      Stage
                                         ------         -----    ------     -----    -----     -------      --------      -----
Balance, December 31, 1997              3,768,004      $3,768        --        --       --   $  214,418        --      $(101,031)
  Shares outstanding prior
    to the reorganization                    --            --    1,220,000   $1,220     --       29,506        --           --
  Shares issued in private
    placement                             394,000         394        --        --    $0.50      196,606        --           --
  Payment of receivable arising
    from issuance of common stock            --            --        --        --       --         --          --           --
  Shares issued on the exercise
    of warrants                           506,640         507        --        --     0.38      189,483        --           --
  Shares issued to consultant
    in connection with the
    reorganization                      1,007,472       1,007        --        --     0.38      376,791        --           --
  Shares issued and surrendered
    in the  acquisition of Elast
    Technologies, Inc. (a Nevada
    Corporation) (reverse merger)      (5,676,116)     (5,676)  5,676,116     5,676     --         --          --           --
  Shares issued for consulting
    services, engineering services,
     and employee compensation               --            --     270,000       270   1.51      407,095        --           --
  Shares issued to an existing
    shareholder to correct a
    stock issuance error                     --            --      13,332        13    (13)        --          --           --
  Net loss for the year ended
    December 31, 1998                        --            --        --        --       --         --          --     (1,102,374)
                                        ---------      ------   ---------    ----    -----   ----------      ----    -----------
Balance, December 31, 1998                   --            --   7,179,448    $7,179     --   $1,413,886        --    $(1,203,405)
                                        ---------      ------   ---------    ----    -----   ----------      ----    -----------
                                                            Less:
                                                            Common
                                                            Stock
                                                         Subscription
                                            Subtotal       Receivable       Total
                                            --------       ----------       -----
Balance, December 31, 1997                $  117,155        $(10,000)   $  107,155
  Shares outstanding prior
    to the reorganization                     30,726            --          30,726
  Shares issued in private
    placement                                197,000            --         197,000
  Payment of receivable arising
    from issuance of common stock               --            10,000        10,000
  Shares issued on the exercise
    of warrants                              189,990            --         189,990
  Shares issued to consultant
    in connection with the
    reorganization                           377,798            --         377,798
  Shares issued and surrendered
    in the  acquisition of Elast
    Technologies, Inc. (a Nevada
    Corporation) (reverse merger)               --              --            --
  Shares issued for consulting
    services, engineering services,
     and employee compensation               407,365            --         407,365
  Shares issued to an existing
    shareholder to correct a
    stock issuance error                        --              --            --
  Net loss for the year ended
    December 31, 1998                     (1,102,374)           --      (1,102,374)
                                          ----------        --------    ----------
Balance, December 31, 1998                $  217,660            --      $  217,660
                                          ----------        --------    ----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                 Consolidated Statements of Shareholders' Equity

         For Each of the Two Years in the Period Ended December 31, 1999
     And for the Period from June 12, 1996 (Inception) to December 31, 1999
--------------------------------------------------------------------------------


                                                                     Elast
                                                               Technologies, Inc.
                                          Elast Technologies        (Formerly
                                             Corporation         Med Mark, Inc.)
                                             (A Delaware            (A Nevada                                            Deficit
                                             Corporation)          Corporation)                            Detachable  Accumulated
                                         --------------------    ----------------    Price    Additional      Stock    During the
                                         Common        Common    Common    Common     Per      Paid-in      Purchase   Development
                                         Shares         Stock    Shares     Stock    Share     Capital      Warrants      Stage
                                         ------         -----    ------     -----    -----     -------      --------      -----
Balance, December 31, 1998                   --            --    7,179,448   $7,179     --   $1,413,886        --     $(1,203,405)

  Shares issued in private placement         --            --      205,900   $  206  $1.50      308,044        --            --

  Shares issued in private placement         --            --      500,000      500   0.59      294,482     $205,000         --

  Shares issued for consulting services      --            --       26,133       26   1.54       40,126        --            --

  Shares issued for research and
    development services                     --            --       50,000       50   1.48       73,950        --            --

  Net loss for the year ended
    December 31, 1999                        --            --         --         --     --         --       (976,928)        --
                                          -----         -----    ---------   ------  -----   ----------     --------  -----------

Balance, December 31, 1999                   --            --    7,961,481   $7,961     --   $2,130,488     $205,000  $(2,180,333)
                                          =====         =====    =========   ======  =====   ==========     ========  ===========

                                                           Less:
                                                            Common
                                                            Stock
                                                         Subscription
                                            Subtotal       Receivable       Total
                                            --------       ----------       -----
Balance, December 31, 1998                $  217,660           --       $  217,660

  Shares issued in private placement         308,250           --          308,250

  Shares issued in private placement         499,982           --          499,982

  Shares issued for consulting services       40,152           --           40,152

  Shares issued for research and
    development services                      74,000           --           74,000

  Net loss for the year ended
    December 31, 1999                       (976,928)    (976,928)              --
                                          ----------     --------       ----------
Balance, December 31, 1999                $  163,116           --       $  163,116
                                          ==========     ========       ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                      Consolidated Statements of Cash Flows

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

                                                                                                     Period from
                                                     For the                 For the                June 12, 1996
                                                   Year Ended               Year Ended             (Inception) to
                                                December 31, 1999        December 31, 1998        December 31, 1999
                                                -----------------        -----------------        -----------------
Cash flows from operating activities:

     Net loss                                        $(976,928)             $(1,102,374)              $(2,180,333)

Adjustments to reconcile net loss
  to net cash used in operating
  activities:
     Depreciation and amortization                       2,706                      770                     3,476
     Issuance of stock for services                    114,152                  785,163                   906,034
     Loss on sale of asset                               2,608                     --                       2,608
Increase (decrease) in liabilities:
        Accounts payable, trade                          5,997                    8,617                    14,614
        Accounts payable, officer                         --                     (1,925)                     --
     Accrued payroll taxes                              34,523                    4,375                    38,898
                                                     ---------              -----------               -----------

Cash used in operating activities                     (816,942)                (305,374)               (1,214,703)
                                                     ---------              -----------               -----------
Cash flows used in investing activities:

     Purchase of equipment                             (17,393)                  (3,804)                  (21,197)
     Sale of equipment                                   5,000                     --                       5,000
                                                     ---------              -----------               -----------

Cash used in investing activities                      (12,393)                  (3,804)                  (16,197)
                                                     ---------              -----------               -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                      Consolidated Statements of Cash Flows

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

                                                                                                             Period from
                                                              For the                  For the              June 12, 1996
                                                            Year Ended               Year Ended            (Inception) to
                                                         December 31, 1999        December 31, 1998       December 31, 1999
                                                         -----------------        -----------------       -----------------
Cash flows provided by financing activities:

  Acquisition of MedMark, Inc.                                    --                  $ 30,726              $   30,726

  Proceeds from the exercise of warrants                          --                   189,990                 189,990

  Payment of common stock subscription receivable                 --                    10,000                  10,000

  Proceeds from the issuance of common stock                  $808,232                 197,000               1,200,232

  Contribution to additional paid-in capital                      --                      --                     5,667

Cash provided by financing activities                          808,232                 427,716               1,436,615
                                                              --------                --------              ----------

Net increase (decrease) in cash                                (21,103)                118,538                 205,715

Cash at beginning of period                                    226,818                 108,280                    --
                                                              --------                --------              ----------

Cash at end of period                                         $205,715                $226,818                $205,715
                                                              ========                ========              ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                      Consolidated Statements of Cash Flows

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                                                                             Period from
                                                              For the                  For the              June 12, 1996
                                                            Year Ended               Year Ended            (Inception) to
                                                         December 31, 1999        December 31, 1998       December 31, 1999
                                                         -----------------        -----------------       -----------------
Interest paid                                                  --                       --                     $  1,375

Income taxes paid                                              $170                     $1,403                 $  1,973


      Supplemental Schedule of Non-Cash Investing and Financing Activities


Assets acquired in non-cash transactions:

      Acquisition of medical device license                    --                       --                     $    800

      Increase in common stock subscription receivable         --                       --                     $ 10,000

      Issuance of common stock                                 --                       --                     $(10,800)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

                   Notes to Consolidated Financial Statements

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

1.   Development Stage Operations

     Elast Technologies, Inc. (a company in the development stage) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first product, a non-invasive medical device to test for allergies with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the development of the medical device and the raising of equity capital. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to successfully market its yet to be developed products and obtain additional capital. Management's plans are discussed further in Note 11.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Elast Technologies, Inc. (a Nevada corporation) (the "Company") and its subsidiary, Elast Technologies Corporation (a Delaware corporation) ("Elast Delaware"). All significant intercompany transactions have been eliminated. Prior to June 10, 1998, the Company was named Med Mark, Inc. ("Med Mark"). The name change was in conjunction with the reverse merger acquisition (Note 10).

     Revenue Recognition

     Revenue will be recognized when the Company's  goods are shipped.

     Cash and Equivalents

     The  Company  invests   portions  of  its  excess  cash  in  highly  liquid
     investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. In addition, the Company has no compensating balance requirements. The Company maintains its cash in bank accounts, which exceeded federally insured limits by $104,334 and $131,886 at December 31, 1999 and 1998, respectively. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Property and Equipment

     The Company records property and equipment at cost. Significant improvements, which extend the life of the underlying asset, are capitalized, and expenditures for normal maintenance and repairs are charged to operations. Depreciation is provided for property and equipment using the straight-line method over the expected useful lives. The Company's property and equipment consists of computers with an expected useful life of 5 years.

     Intangible Asset

     The Company recorded its intangible asset at cost. The intangible asset is amortized on a straight-line method over the shorter of its estimated useful live or its contractual term, whichever is shorter.

     Research and Development Costs

     Research and development expenditures are charged to operations as they are incurred.

     Impairment of Long-Lived Assets

     The Company annually evaluates its long-lived assets, including its intangible asset, described as a license to patented technology, for potential impairment. When circumstances indicate that the carrying amount of the asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss will be recognized. The Company's management has determined that there was no such impairment present at December 31, 1999 and 1998.

     Income Taxes

     The Company accounts for income taxes using the liability method. Under the liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Disclosures about Fair Value of Financial Instruments

     The Company accounts for the value of financial instruments using the fair value method.

     Stock Based Compensation

     Statement of Financial Account Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Compensation cost from stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the requisite vesting periods.

     Common Shares and Per Share Amounts

     All common shares and per share amounts have been adjusted to give retroactive effect, where applicable to the one for four reverse stock split.

     Earnings per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("EPS"), respectively. Loss per share for the years ended December 31, 1999 and 1998, and for the period from June 12, 1996 (Inception) to December 31, 1999 have been calculated in accordance with this pronouncement.

     Basic EPS is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued

     Management Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassification

     Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 financial statement presentation.

3.   Property and Equipment

     Property and equipment at December 31, 1999 and 1998 consist of the following:

                                                  1999              1998
                                                --------          --------

     Computers                                  $ 12,896          $  3,804

     Less: accumulated depreciation               (2,224)             (370)
                                                --------          --------

     Total property and equipment, net          $ 10,672          $  3,434
                                                ========          ========


     Depreciation expense for the years ended December 31, 1999 and 1998 were $2,546 and $370, respectively.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

4.   Income Taxes

     At December 31, 1999 and 1998, the components of the provision for income taxes are as follows:

                                                        1999             1998
                                                      --------         --------
     Current tax expense:
          Federal                                         --               --
          State                                           --               --
                                                      --------         --------
                                                          --               --
                                                      --------         --------
     Deferred tax expense:
          Federal                                         --               --
          State                                           --               --
                                                      --------         --------
                                                          --               --
                                                      --------         --------
     Total provision                                      --               --
                                                      ========         ========

     Significant components of the Company's deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                   1999               1998
                                                ---------          ---------
     Deferred income tax asset:
           Capitalized expenses                 $ 719,707          $ 399,012
           Tax credits                             48,684             15,716
                                                ---------          ---------
      Total deferred income tax asset             768,391            414,728
           Valuation allowance                   (768,391)          (414,728)
                                                ---------          ---------

      Net deferred income tax liability              --                 --
                                                =========          =========

     The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

4.   Income Taxes, Continued

     Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

                                                             1999      1998
                                                            ------    ------
     Tax expense at the U.S. statutory income tax rate        34.0%     34.0%
     Increase in the valuation allowance                     (36.2)    (34.2)
     Other                                                     2.2      (0.2)
                                                            ------    ------

     Effective income tax rate                                --        (0.4)%
                                                            ======    ======

     As  of  December  31,  1999,  the  Company  has  a  federal   research  and
     experimentation credit carryover of $48,684. The credits will begin to expire in 2011.

5.   Related Party Transactions

     Licensing Agreement

     In 1996 the Company entered into a licensing agreement with an individual who is an officer and major shareholder whereby the Company received the exclusive right to develop, manufacture, and market an allergy detection, non-invasive, medical device (Electronic Allergo-Sensitivity Test Device, U.S. Patent No. 5413113). The Company issued 3,200,000 shares of Company common stock with a value of $800. The licensing agreement does not require any royalty payments. The licensing agreement is for a term of five years, with the Company holding options to extend the agreement for two additional five-year terms at no additional cost.

     Vehicle Acquisition

     In 1999 the Company paid $11,000 to an officer and major shareholder for rental and purchase of a vehicle. Of the amount paid, $2,700 represented automobile rental and $8,300 represented the purchase price. The automobile was used for business purposes and subsequently sold to an independent party for $5,000. The Company recognized a $2,608 loss from the sale of the asset.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

5.   Related Party Transactions, Continued

     Housing Expenses

     In 1999, an officer was provided housing in a residence owned by a different officer who is a major shareholder. The Company paid $15,000 for the housing and the cost was included in lessee officer's compensation.

6.   Commitments and Contingencies

     Patent Technology

     In 1996, the Company entered into a technology licensing agreement that provided for its use of certain intellectual property described by a United States patent. Since obtaining the license rights, the Company has expended significant research and development efforts in conjunction with the intellectual property that has resulted in significant modifications and enhancements. The Company's efforts to date, plus its anticipated efforts in the future, raise doubt that the final technology involved in the medical device will be protected by the original patent.

     Stock Options Dispute

     A dispute between the Company and a former director exists relating to options to purchase common stock granted by Elast Delaware, prior to its merger with the Company. The former director claims the 100,000 options granted to him by Elast Delaware are options to purchase shares of the Company. The Company has reviewed this matter and the relevant documentation and believes the former director's claim is without merit, and plans to vigorously defend itself in the event legal action is commenced.

     Employment Taxes

     The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies. Since inception, the Company paid $548,419 in compensation to three of its officers upon which taxes were not withheld from these employees nor remitted to the appropriate governmental authorities. If, as a result of not withholding employment taxes, the employees incur an income tax liability that ultimately

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

6.   Commitments and Contingencies, Continued

     Employment Taxes, Continued

     results in a deficiency, the Company becomes contingently responsible, if the employees cannot or do not satisfy that liability. Since inception, the Company is contingently liable for these taxes, penalties, and interest, which approximate $207,000. The employer portion of the payroll related taxes has been recorded as a liability by the Company.

     Termination Dispute

     A dispute exists between the Company and another former officer and director of the Company. In December 1999, this former officer and director was removed from the Board of Directors and terminated as an officer. The Company anticipates legal action may result from this matter. The Company intends to vigorously oppose any such action. The Company is engaged in discussions with this individual and may consider settlement of this matter provided the terms of such settlement are reasonable and in the best interests of the Company. However, an estimate of any settlement or amount of loss, if any, from an unfavorable outcome from litigation cannot be made at this time.

     Operating Leases

     The Company leases an automobile under an operating lease with a fixed term through June 2002. Future minimum lease payments at December 31, 1999 are as follows:

         2000                                           $ 8,396
         2001                                             8,396
         2002                                             4,198
                                                        -------
         Total minimum lease payments                   $20,990
                                                        =======

7.   Stock Based Compensation

     During 1999, the Company's Board of Directors granted options to purchase 150,000 shares of the Company's common stock to two members of the Board of Directors. The options

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

7.   Stock Based Compensation, Continued

     were issued with an exercise price of $1.50 with 100,000 expiring in March 2003 and 50,000 expiring in July 2002. As the directors are employees of the Company, the options were accounted for under APB No. 25. The exercise price of the options equaled or exceeded the fair value of the Company's common stock at the date of grant. Consequently, no compensation expense was recognized in connection with the issuance of these options.

     On February 13, 1998, the Board of Directors of Elast Delaware granted 100,000 options to purchase common stock to each of the three members of the Board of Directors of Elast Delaware in recognition of their service to it. The 300,000 options have a three year term are exercisable at $2.00 per share. Two of the Directors were employees of Elast Delaware, and their options were accounted for under APB No. 25. The options were granted at prices which equaled or exceeded the fair value of Elast Delaware's common stock at the date of grant. Consequently, no compensation expense was recognized in connection with the issuance of these 200,000 options. The 100,000 options issued to the nonemployee director were valued in accordance with the provision of SFAS No. 123 and determined to have no value, therefore no compensation expense was recognized.

     The following summarizes information about stock options of the Company granted and outstanding at December 31, 1999 and 1998, and changes during the years then ended:

                                                1999                         1998
                                       ----------------------        ---------------------
                                                     Exercise                     Exercise
                                       Options         Price         Options        Price
                                       -------       --------        -------      --------
     Outstanding at beginning
        of year                            --            --            --            --
     Granted                            150,000         $1.50          --            --
     Exercised                             --            --            --            --
     Forfeited                             --            --            --            --
                                        -------         -----         -----         -----
     Outstanding at end of year         150,000         $1.50          --            --
                                        =======         =====         =====         =====

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

7.   Stock Based Compensation, Continued

     The following summarizes information about the stock options of Elast Delaware granted and outstanding at December 31, 1999 and 1998, and changes during the years then ended:

                                                 1999                          1998
                                        ------------------------      ------------------------
                                                        Exercise                      Exercise
                                        Options          Price        Options          Price
                                        -------         --------      -------         --------
     Outstanding at beginning
        of year                         300,000         $  2.00          --              --
     Granted                               --              --         300,000         $  2.00
     Exercised                             --              --            --              --
     Forfeited                             --              --            --              --
                                        -------         -------       -------         -------
     Outstanding at end of year         300,000         $  2.00       300,000         $  2.00
                                        =======         =======       =======         =======

     The Company continues to account for stock-based compensation to employees using the intrinsic value method as prescribed in APB No. 25 under which no compensation cost for options is recognized for options granted at or above fair market value of the Company's common stock at the date of grant. Had the compensation expense for options awards been determined based upon fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share for the year ended December 31, 1999 would have been the amount indicated in the following schedule. There was no effect on the Company's pro forma net loss and net loss per share for the year ended December 31, 1998.

     The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options, such as vesting restriction and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

7.   Stock Based Compensation, Continued

     The pro forma effect on net loss for the year ended December 31, 1999 may not be representative of the actual results had the Company accounted for the stock options using the fair value method.

     Net loss, as reported                                   $    (976,928)
     Pro forma net loss                                      $  (1,134,928)
     Basic loss per share                                    $       (0.13)
     Pro forma net loss per share                            $       (0.15)

     For purposes of the above pro forma calculation, the fair value of options granted in 1999 and 1998 is estimated using the BSOPM with the weighted average assumptions listed below.

                                                      1999              1998
                                                   --------          --------

     Risk-free interest rate                          4.850%            5.000%
     Expected stock dividend yield                     --                --

     Expected stock price volatility 0.834            0.834              --

     Expected life in years                           1.000             3.000

     Summary information about the Company's options outstanding at October 31, 1999:

                                                             The             Subsidiary
                                                           Company        (Elast Delaware)
                                                           -------        ----------------
     Exercise price                                      $      1.50         $      2.00
     Options outstanding, December 31, 1999                  150,000             300,000
     Weighted average remaining contractual life           1.1 years           1.1 years
     Weighted average exercise price                     $      1.50         $      2.00
     Options exercisable, December 31, 1999                  150,000             300,000
     Weighted average exercise price                     $      1.50         $      2.00

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

8.   Stock Purchase Warrants

     The Company's private placement offering of stock in 1999 was accomplished with the sale of 500,000 units comprised of one share of common stock and one stock purchase warrants The stock purchase warrants were immediately exercisable upon issuance. The stock purchase warrants provide for an exercise price of $2.40 and expire in July 2004. To date, none of the stock purchase warrants have been exercised.

     At December 31, 1999 and 1998, the Company had outstanding warrants to purchase 500,000 and 40,032 shares of the Company's common stock, at prices of $2.40 and $.38 per share, respectively. Warrants to purchase 40,032 shares expired on September 30, 1999. At December 31, 1999 and 1998, 500,000 and 40,032 shares of common stock, respectively, were reserved for this purpose.

9.   Loss Per Common Share

     In the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Loss per common share has been calculated in accordance with this statement.

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of basic and diluted loss per common share for the years ended December 31, 1999 and 1998 are as follows:

                                                                                                 Period from
                                                            For the              For the         June 12, 1996
                                                          Year Ended           Year Ended       (Inception) to
                                                       December 31, 1999    December 31, 1998  December 31, 1999
                                                       -----------------    -----------------  -----------------
     Net loss available to common stockholders          $      (976,928)     $    (1,102,374)   $    (2,185,333)

     Weighted-average shares, basic and diluted               7,711,880            5,798,194          5,446,490
                                                        ---------------      ---------------    ---------------
     Loss per common share, basic and diluted           $         (0.13)     $         (0.19)   $         (0.40)
                                                        ===============      ===============    ===============

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

9.    Loss Per Common Share, Continued

      The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

                                                                                                              Period from
                                                                For the                 For the              June 12, 1996
                                                              Year Ended              Year Ended            (Inception) to
                                                           December 31, 1999       December 31, 1998       December 31, 1999
                                                           -----------------       -----------------       -----------------
     Shares of common stock issuable under:
          Stock options of the Company                          150,000                    --                    150,000
          Stock options of  consolidated subsidiary             300,000                 300,000                  300,000
          Stock purchase warrants of the Company                500,000                  40,032                  500,000
                                                                -------                 -------                  -------

                                                                950,000                 340,032                  950,000
                                                                =======                 =======                  =======

10.  Stock Transactions

     Shares Issued to Acquire a License Agreement

     In 1996, the Company issued 3,200,000 shares of its stock for $800 to obtain a licensing agreement from an individual, who is an officer of the Company (Note 5).

     Shares Issued for Services

     In 1996, the Company issued 21,332 shares for legal services related to corporate formation and preparation of the Company's private placement memorandum. The shares of Company stock were issued for legal services valued at $6,719. In 1998 the Company issued 270,000 shares for consulting and engineering services and employee compensation as follows:

          Consultants were issued 115,000 shares as additional recognition of their services to the Company. The shares were valued at their fair value at the time of issuance, $1.50 per share.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

10.  Stock Transactions, Continued

     Shares Issued for Services, Continued

          An outside engineer was issued 55,000 shares as additional recognition of his services to the Company. The shares were valued at fair value at the date of their issuance, $1.54 per share.

          An officer and major shareholder was issued 100,000 shares as additional recognition of his continuing efforts related to the development of the technology. The shares were valued at their fair value at the date of issuance, $1.50 per share.

     In 1999 the Company issued 76,133 shares for consulting and research and development services as follows:


          Consultants were issued 26,133 shares as additional recognition of their services to the Company. The shares were valued at their fair value at the time of issuance, $1.54 per share.

          Research and development engineers were issued 50,000 shares as additional recognition of their services to the Company. The shares were valued at fair value at the time of issuance, $1.48 per share.

     Private Placement Offerings

     In 1996, the Company, in a private placement offering, sold 546,672 units consisting of one share of common stock and one stock purchase warrant (the "warrants") at an exercise price of $0.38 per share. The warrants were redeemable at $0.38 per warrant immediately upon issuance, and expired on September 30, 1999.

     In 1998, the Company, in a private placement offering, sold 394,000 shares of common stock at $0.50 per share.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

10.  Stock Transactions, Continued

     Private Placement Offerings, Continued

     In 1999, the Company, in a private placement offering, sold 500,000 units at $1.00 per unit consisting of one share of common stock and one stock purchase warrant ("warrants") at an exercise price of $2.40 per share. The warrants are exercisable immediately and they will expire in July 2004. The proceeds of from the sale of the units were allocated between the common stock and warrants based on their relative market values.

     In 1999, the Company, in a private placement offering, sold 205,900 shares of common stock at $1.50 per share.

     Common Shares Issued for Warrants Exercised

     During 1997, 506,640 warrants were exercised resulting in the issuance of 506,640 shares of common stock.

     Shares Issued for Raising Capital

     In 1998, the Company issued 1,007,472 shares of stock for consulting services related to the acquisition of Med Mark, Inc. (a reverse merger). One of the individuals who received 200,000 shares for the acquisition-related consulting services is an officer of the Company. The shares were valued at $0.38 per share.

     Acquisition of Med Mark, Inc. (Reverse Merger)

     On June 10, 1998, the Company acquired all of the outstanding common stock of Elast Delaware in a business combination accounted for as a purchase. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Elast Delaware with Elast Delaware as the acquiror (reverse acquisition). The effective purchase price was 1,220,000 shares of the Company's common stock. The Company, formerly known as Med Mark, had no operations as of the acquisition date. No goodwill has been recorded as a result of this transaction. As this transaction is treated as a reverse merger acquisition, the historical financial statements prior to June 10, 1998 are those of Elast Delaware.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

10.  Stock Transactions, Continued

     Stock Issued to Correct a Stock Issuance Error

     In 1998, the Company issued 13,332 shares to correct an error on a previous stock issuance.

11.  Management's Plan, (Unaudited)

     The Company is presently continuing research and development activities relating to a non-invasive, patented allergy-testing device (the "device"), which the Company owns the rights to develop, test, manufacture and market. To further advance the research and development of the device, and to validate the scientific principle of bio-voltage measurement, an extensive period of testing will commence in conjunction with the University of California at San Diego.

     Once the initial testing of the device is completed, the Company intends to have approximately 10 units of the device manufactured, which will be provided to a selected group of physicians and scientists. The operating plan is to develop the device on a stand-alone basis, which is user-friendly and fully self-contained. Once the device gains acceptance in the medical community, the Company anticipates that a patient home-testing unit may be developed.

     The Company plans to negotiate and enter into marketing agreements with appropriate distributors and marketing agents. In addition, it may acquire the right to sell or distribute existing products, or obtain licensing, marketing, distribution or other rights to compatible products. However, other than costs related to the continued development of the device, the Company does no anticipate significant expenditures on acquisition or development of other products during the next year. The Company will focus its initial marketing and distribution efforts on development and commercial exploitation of the device. The present plan is to lease or license the device to minimize costs and create an informed and updated client base.


     It may be necessary to raise additional funds to complete prototype development and limited clinical trials of the device. However, if the device performs as anticipated, the Company's management believes that they will be able to raise the funds necessary to begin production of the devices for clinical trials and the Food and Drug Administration approval process by the sale of the Company's capital stock, debt, and/or licensing certain proprietary rights.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)

              Notes to Consolidated Financial Statements, Continued

         For Each of the Two Years in the Period Ended December 31, 1999 And for the Period from June 12, 1996 (Inception) to December 31, 1999

--------------------------------------------------------------------------------

11.  Management's Plan, (Unaudited), Continued

     Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the device, sufficient funds may not be available to enable the device to be completed and brought to market.

12.  Subsequent Events (Unaudited)

     Subsequent to year end, the Company initiated a public offering of 1,000,000 shares of its common stock on a best efforts basis. As of February 25, 2000, the Company believes that approximately 575,000 shares had been sold and that approximately $850,000 had been raised from this offering.