Form 10QSB
period 2000-03-31
ELAST TECHNOLOGIES INC
filed 2000-05-15
CIK 1080924

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

                           Yes [X]           No [ ]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 8,751,215 on March 31, 2000.

Transitional Small Business Disclosure format (check one):

                           Yes [ ]           No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
[insert from Kelly & Co.]



                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                        Consolidated Financial Statements

                                   (Unaudited)


                            As of March 31, 2000 and
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                 Index to the Consolidated Financial Statements
                                   (Unaudited)

                            As of March 31, 2000 and
          For the Three Month Period Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


Consolidated Financial Statements (Unaudited) of Elast Technologies, Inc.:

     Consolidated Balance Sheet (Unaudited), March 31, 2000...................1

     Consolidated  Statements  of Operations  (Unaudited)  for Each of the
        Three Month Periods Ended March 31, 2000 and 1999 and for
        the Period from June 12, 1996 (Inception) to March 31, 2000 ..........2

     Consolidated  Statements of Shareholders'  Equity (Unaudited) for
        the Period from June 12, 1996 (Inception) to March 31, 2000...........3

     Consolidated  Statements  of Cash Flows  (Unaudited)  for Each of
        the Three Month  Periods Ended March 31, 2000 and 1999 and for
        the Period from June 12, 1996 Inception) to March 31, 2000 ...........5

Notes to the Consolidated Financial Statements................................9

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                           Consolidated Balance Sheet
                                   (Unaudited)
                                 March 31, 2000

--------------------------------------------------------------------------------


                                     ASSETS

Current assets:

     Cash and equivalents                                          $    671,053
                                                                   ------------

          Total current assets                                          671,053

Property and equipment, net                                              10,027
License, net                                                                200
                                                                   ------------

Total  assets                                                      $    681,280
                                                                   ============


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable, trade                                       $       --
     Accrued payroll and payroll taxes                                   38,899
                                                                   ------------
          Total current liabilities                                      38,899
Notes payable                                                           450,832
                                                                   ------------

Total  liabilities                                                      489,731
                                                                   ------------

Shareholders' equity:
     Common  stock,  $.001 par value; 25,000,000
        shares authorized; 8,751,215 shares issued
        and outstanding at March 31, 2000                                 8,751
     Additional paid-in capital                                       2,995,701
     Additional paid-in capital for warrants                            205,000
     Deficit accumulated during the development stage                (3,017,903)
                                                                   ------------

Total shareholders' equity                                              191,549
                                                                   ------------

Total liabilities and shareholders' equity                         $    681,280
                                                                   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                       Consolidated Statements of Operations
                                   (Unaudited)
         For the Period from June 12, 1996 (Inception) to March 31, 2000

--------------------------------------------------------------------------------

                                                                                                 Period from
                                                       For the               For the            June 12, 1996
                                                 Three Months Ended    Three Months Ended       (Inception) to
                                                   March  31, 2000       March  31, 1999        March 31, 2000
                                                   ---------------       ---------------        --------------
Operating costs:
     Officers compensation                         $   388,810            $    13,900            $   937,229
     Research and development                           38,285                 70,192                544,350
     Legal and professional                             89,560                  1,355                727,937
     Investor relations                                 22,375                 40,400                347,216
     Financing consulting fee                          219,675                   --                  279,675
     Other operating costs and
         expenses                                       81,285                 72,544                215,198
                                                   -----------            -----------            -----------

          Total operating costs                        839,990                198,391              3,051,605

Interest income                                         (2,420)                (1,694)               (33,702)
                                                   -----------            -----------            -----------

Net loss                                           $   837,570            $   196,697            $ 3,017,903
                                                   ===========            ===========            ===========



Loss per common share -
  basic and diluted                                $     (0.10)           $     (0.03)           $     (0.54)
                                                   ===========            ===========            ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                 Consolidated Statements of Shareholders' Equity
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------

                                                  Elast Technologies, Inc.
                                               Elast Technologies Corporation  Formerly Med Mark, Inc.)
                                                   (A Delaware Corporation)     (A Nevada Corporation)
                                                   ------------------------     ----------------------    Price    Additional
                                                     Common        Common       Common         Common      Per       Paid-in
                                                     Shares         Stock        Shares         Stock     Share      Capital
                                                     ------         -----        ------         -----     -----      -------
Balance, June 12, 1996 (inception)                  --             --              --          --                       --

Shares issued for the medical device
     license                                   3,200,000      $   3,200            --          --                     (2,400)
  Shares issued for legal services                21,332             21            --          --      $    0.31       6,698
  Contribution of funds expended by
     the major shareholder on the
     Company's behalf                               --             --              --          --                      4,167
  Shares issued in private placement             546,672            547            --          --           0.38     204,453
  Net loss from inception to December
     31, 1996                                       --             --              --          --                       --
                                               ---------      ---------          ------       -----                  -------

Balance, December 31, 1996                     3,768,004          3,768            --          --                    212,918

  Contribution of funds expended by
     the major shareholder on the
     Company's behalf                               --             --              --          --                      1,500
  Net loss for the year
      ended December 31, 1997                       --             --              --          --                       --
                                              ----------      ---------         -------       -----                  -------


Balance, December 31, 1997                     3,768,004          3,768            --          --                    214,418
                                              ----------      ---------         -------       -----                  -------


                                                           Deficit                      Less:
                                            Detachable    Accumulated                   Common
                                               Stock      During the                    Stock
                                             Purchase     Development                Subscription
                                             Warrants        Stage       Subtotal     Receivable      Total
                                             --------        -----       --------     ----------      -----
Balance, June 12, 1996 (inception)               --            --            --            --          --

  Shares issued for the medical device
     license                                     --            --       $     800          --       $   800
  Shares issued for legal services               --            --           6,719          --         6,719
  Contribution of funds expended by
     the major shareholder on the
     Company's behalf                            --            --           4,167          --         4,167
  Shares issued in private placement             --            --         205,000     $ (10,000)    195,000
  Net loss from inception to December
     31, 1996                                    --         (38,309)      (38,309)         --       (38,309)
                                            ---------     ---------     ---------     ---------     -------

Balance, December 31, 1996                       --         (38,309)      178,377       (10,000)    168,377

  Contribution of funds expended by
     the major shareholder on the
     Company's behalf                            --            --           1,500          --         1,500
  Net loss for the year
      ended December 31, 1997                    --         (62,722)      (62,722)         --       (62,722)
                                            ---------     ---------     ---------     ---------     -------


Balance, December 31, 1997                       --        (101,031)      117,155       (10,000)    107,155
                                            ---------     ---------     ---------     ---------     -------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                 Consolidated Statements of Shareholders' Equity
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------

                                                                                Elast Technologies, Inc.
                                           Elast Technologies Corporation      (Formerly Med Mark, Inc.)
                                              (A Delaware Corporation)          (A Nevada Corporation)
                                            ---------------------------      ---------------------------    Price       Additional
                                               Common          Common          Common          Common        Per         Paid-in
                                               Shares           Stock          Shares          Stock        Share        Capital
                                             -----------     -----------     -----------    -----------    ---------    -----------
Balance, December 31, 1997                     3,768,004     $     3,768            --             --                   $   214,418
  Shares outstanding prior to the
     reorganization                                 --              --         1,220,000    $     1,220         --           29,506
  Shares issued in private placement             394,000             394            --             --      $   0.50         196,606
  Payment of  receivable arising  from
     issuance of common stock                       --              --              --             --           --             --
  Shares issued on the exercise of
     warrants                                    506,640             507            --             --          0.38         189,483
  Shares issued to consultant in
     connection with the reorganization        1,007,472           1,007            --             --          0.38         376,791
  Shares issued and surrendered in
     the acquisition of Elast
     Technologies, Inc. (a Nevada
     Corporation) (reverse merger)            (5,676,116)         (5,676)      5,676,116          5,676         --             --
  Shares issued for consulting
     services, engineering services,
     and employee compensation                      --              --           270,000            270        1.51         407,095
  Shares issued to an existing
   shareholder to  correct a stock
   issuance error                                   --              --            13,332             13         --              (13)
  Net loss for the year ended
     December 31, 1998                              --              --              --             --           --             --
                                             -----------     -----------     -----------    -----------    ---------    -----------
Balance, December 31, 1998                          --              --         7,179,448    $     7,179                 $ 1,413,886
                                             -----------     -----------     -----------    -----------    ---------    -----------

                                                                   Deficit                         Less:
                                                     Detachable   Accumulated                      Common
                                                      Stock        During the                      Stock
                                                      Purchase    Development                    Subscription
                                                      Warrants       Stage         Subtotal       Receivable         Total
                                                      --------    -----------     -----------     -----------     -----------
Balance, December 31, 1997                                --      $  (101,031)    $   117,155     $   (10,000)    $   107,155
  Shares outstanding prior to the
     reorganization                                       --             --            30,726            --            30,726
  Shares issued in private placement                      --             --           197,000            --           197,000
  Payment of  receivable arising  from
     issuance of common stock                             --             --              --            10,000          10,000
  Shares issued on the exercise of
     warrants                                             --             --           189,990            --           189,990
  Shares issued to consultant in
     connection with the reorganization                   --             --           377,798            --           377,798
  Shares issued and surrendered in
     the acquisition of Elast
     Technologies, Inc. (a Nevada
     Corporation) (reverse merger)                        --             --              --              --              --
  Shares issued for consulting
     services, engineering services,
     and employee compensation                            --             --           407,365            --           407,365
  Shares issued to an existing
   shareholder to  correct a stock
   issuance error                                         --             --              --              --              --
  Net loss for the year ended
     December 31, 1998                                    --       (1,102,374)     (1,102,374)           --        (1,102,374)
                                                      --------    -----------     -----------     -----------     -----------
Balance, December 31, 1998                                --      $(1,203,405)    $   217,660     $      --       $   217,660
                                                      --------    -----------     -----------     -----------     -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                 Consolidated Statements of Shareholders' Equity
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------

                                                                                 Elast Technologies, Inc.
                                                 Elast Technologies Corporation (Formerly Med Mark, Inc.)
                                                    (A Delaware Corporation)     (A Nevada Corporation)
                                                    -----------------------     -------------------------     Price      Additional
                                                     Common      Common          Common         Common          Per         Paid-in
                                                     Shares       Stock          Shares         Stock         Share        Capital
                                                     ------       -----          ------         -----         -----        -------
Balance, December 31, 1998                              --          --        7,179,448      $   7,179                 $ 1,413,886
  Shares issued in private placement                    --          --          205,900            206         1.50        308,044
  Shares issued in private placement                    --          --          500,000            500         0.59        294,482
  Shares issued for consulting services                 --          --           26,133             26         1.54         40,126
  Shares issued for research and
     development services                               --          --           50,000             50         1.48         73,950
  Net loss for the year ended
     December 31, 1999                                  --          --             --             --           --             --
                                                 -----------   ---------    -----------      ---------    ---------    -----------
Balance, December 31, 1999                              --          --        7,961,481          7,961         --        2,130,488
                                                 -----------   ---------    -----------      ---------    ---------    -----------

  Shares issued in private placement                    --          --          273,334            274         1.30        356,394
  Shares issued, currently in litigation                --          --          266,000            266         0.00           (266)
  Shares issued as officer compensation                 --          --          144,000            144         2.01        289,516
  Shares issued for consulting services                 --          --           50,000             50         1.77         88,400
  Shares issued for consulting services                 --          --           56,400             56         2.33        131,169
  Net loss for the three months ended
     March  31, 2000                                    --          --             --             --           --             --
                                                 -----------   ---------    -----------      ---------    ---------    -----------
Balance, March 31, 2000 (unaudited)                     --          --        8,751,215      $   8,751         --      $ 2,995,701
                                                 ===========   =========    ===========      =========    =========    ===========

                                                              Deficit                          Less:
                                            Detachable      Accumulated                       Common
                                               Stock         During the                        Stock
                                             Purchase       Development                      Subscription
                                             Warrants          Stage          Subtotal       Receivable         Total
                                             --------          -----         ----------      ----------        -------
Balance, December 31, 1998                         --       $(1,203,405)    $   217,660            --      $   217,660
  Shares issued in private placement               --              --           308,250            --          308,250
  Shares issued in private placement        $   205,000            --           499,982            --          499,982
  Shares issued for consulting services            --              --            40,152            --           40,152
  Shares issued for research and
     development services                          --              --            74,000            --           74,000
  Net loss for the year ended
     December 31, 1999                             --          (976,928)       (976,928)           --         (976,928)
                                            -----------     -----------     -----------     -----------    -----------
Balance, December 31, 1999                      205,000      (2,180,333)        163,116            --          163,116
                                            -----------     -----------     -----------     -----------    -----------

  Shares issued in private placement               --              --           356,668            --          356,668
  Shares issued, currently in litigation           --              --              --              --             --
  Shares issued as officer compensation            --              --           289,660            --          289,660
  Shares issued for consulting services            --              --            88,450            --           88,450
  Shares issued for consulting services            --              --           131,225            --          131,225
  Net loss for the three months ended
     March  31, 2000                               --          (837,570)       (837,570)           --         (837,570)
                                            -----------     -----------     -----------     -----------    -----------
Balance, March 31, 2000 (unaudited)         $   205,000     $(3,017,903)    $   191,549            --      $   191,549
                                            ===========     ===========     ===========     ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------

                                                                                                    Period from
                                                             For the               For the          June 12, 1996
                                                       Three Months Ended    Three Months Ended    (Inception) to
                                                         March  31, 2000        March 31, 1999      March 31, 2000
                                                         ---------------        --------------      --------------
Cash flows from operating activities:

     Net loss                                                 $  (837,570)        $  (196,697)        $(3,017,903)

Adjustments to reconcile net loss to net
      cash used in operating activities:
     Depreciation and amortization                                    685                 230               4,161
     Issuance of stock for services                               509,337              39,928           1,415,371
     Loss on sale of asset                                           --                  --                 2,608

Increase (decrease) in liabilities:
     Accounts payable, trade                                      (14,614)             (8,512)               --
     Accrued payroll taxes                                           --                  --                38,898
                                                              -----------         -----------         -----------
Cash used in operating activities                                (342,162)           (165,051)         (1,556,865)
                                                              -----------         -----------         -----------
Cash flows provided by (used in) investing activities:

    Purchase of equipment                                            --                  --               (21,197)
     Sale of equipment                                               --                  --                 5,000
                                                              -----------         -----------         -----------
Cash used in investing activities                                    --                  --               (16,197)
                                                              -----------         -----------         -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------

                                                                               Period from
                                                             For the              For the          June 12, 1996
                                                        Three Months Ended   Three Months Ended    (Inception) to
                                                          March  31, 2000      March 31, 1999      March 31, 2000
                                                          ---------------      --------------      --------------
Cash flows provided by financing activities:

     Acquisition of MedMark, Inc.                                --                   --            $   30,726
     Proceeds from the exercise of
        warrants                                                 --                   --               189,990
     Payment of common stock
        subscription receivable                                  --                   --                10,000
     Proceed from the issuance of
        notes payable                                      $  450,832                 --               450,832
     Proceeds from the issuance of
        common stock                                          356,668           $  208,250           1,556,900
     Contribution to additional
        paid-in capital                                          --                   --                 5,667
                                                           ----------           ----------          ----------
Cash provided by financing
   activities                                                 807,500              208,250           2,244,115
                                                           ----------           ----------          ----------

Net increase in cash                                          465,338               43,199             671,053

Cash at beginning of period                                   205,715              226,818                --
                                                           ----------           ----------          ----------

Cash at end of period                                      $  671,053           $  270,017          $  671,053
                                                           ==========           ==========          ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
<-------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                                                                     Period from
                                                             For the               For the           June 12, 1996
                                                       Three Months Ended    Three Months Ended    (Inception) to
                                                         March  31, 2000       March 31, 1999       March 31, 2000
                                                         ---------------       --------------       --------------

Interest paid                                                  --                      --              $  1,375

Income taxes paid                                              --                      --              $  1,973


                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities


Assets acquired in non-cash transactions:

      Acquisition of medical device license                    --                      --              $    800

      Increase in common stock subscription
          receivable                                           --                      --              $ 10,000

      Issuance of common stock                                 --                      --              $(10,800)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


1.   Basis  of   Presentation

     In the opinion of the management of Elast Technologies, Inc. (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999 and for the period from June 12, 1996 (inception) to March 31, 2000, and the statements of shareholders' deficit and cash flows for the three months ended March 31, 2000 and for the period from June 12, 1996 (inception) to March 31, 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.   Development Stage Operations

     Elast Technologies, Inc. (a development stage company) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first product, a non-invasive medical device to test for allergies with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the development of the medical device and the raising of equity capital. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to successfully market its yet to be developed products and obtain additional capital.

3.   Loss Per Common Share

     In the year ended March 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Loss per common share has been calculated in accordance with this statement.

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


3.   Loss Per Common Share, Continued

     The computations of basic and diluted loss per common share for the periods follows.

                                                                                                       Period from
                                                             For the             For the              June 12, 1996
                                                       Three Months Ended    Three Months Ended      (Inception) to
                                                         March  31, 2000      March  31, 1999         March 31, 2000
                                                         ---------------      ---------------         --------------
Net loss available to common
     stockholders                                         $  (837,570)          $  (196,697)             (3,017,903)
      Weighted-average shares, basic and diluted            8,249,294             7,214,106               5,630,115
                                                          -----------           -----------           -------------
      Loss per common share, basic and
          diluted                                         $     (0.10)          $     (0.03)          $       (0.54)
                                                          ===========           ===========           =============

4.    Notes Payable
      Notespayable as of March 31,  2000 are as  follows:

          Notes  payable to two individuals, without
          collateral each with an effective interest
          rates of 9% per annum, maturing on
          March 31, 2002. Interest only payments
          are due quarterly                                                                           $     450,832
                                                                                                      -------------
     Total notes payable                                                                                    450,832
          Less: current maturities                                                                             --
                                                                                                      -------------

     Long term portion of notes payable                                                               $     450,832
                                                                                                      =============

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


6.   Contingencies

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

     Employment Taxes

     The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies. Since inception, the Company paid $548,419 in compensation to three of its officers upon which taxes were not withheld from these employees nor remitted to the appropriate governmental authorities. If, as a result of not withholding employment taxes, the employees incur an income tax liability that ultimately results in a deficiency, the Company becomes contingently responsible, if the employees cannot or do not satisfy that liability. Since inception, the Company is contingently liable for these taxes, penalties, and interest, which approximate $207,000. The employer portion of the payroll related taxes has been recorded as a liability by the Company.

5.   Stock Transactions

     Shares Issued for Officer Compensation

     In 2000, the Company issued 144,000 shares to officers as compensation. One officer was issued 19,000 shares for services provided and another was issued 125,000 shares as part of a termination settlement. The shares were valued at fair value at the time of issuance, $2.01 per share.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
      For Each of the Three Month Periods Ended March 31, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to March 31, 2000
--------------------------------------------------------------------------------


5.   Stock  Transactions Continued

     Private Placement Offering

     In 2000, the Company, in a private placement offering, sold 273,334 shares of common stock at $1.30.

     Shares Issued for Services

     In 2000, the Company issued 106,400 shares for finance consulting service as follows:

          Consultants were issued 50,000 shares for their finance consulting services. The shares were valued at their fair value at the time of issuance, $1.77 per share.

          Consultants were issued 56,400 shares for their finance consulting and public relations services. The shares were valued at their fair value at the time of issuance, $2.33 per share.

     Shares Issued, Currently in Litigation

     In December 1999, the Company entered into a Consulting Agreement ("Agreement") with Crescent Partners, L.P. ("Crescent") whereby Crescent was to act as a finder of capital and a public relations consultant.
     Pursuant to the Agreement, in February 2000 the Company issued, 800,000 shares of the Company's common stock to Crescent. In turn, Crescent was to find investors to purchase those shares at prices approved by the Company. Subsequently, Crescent sold a portion of the common stock without the Company's approval and kept the proceeds. The Company filed suit against Crescent on March 30, 2000 for breach of duty and contract. The Company also obtained an injunction to prohibit further disposition of the shares and recovered 534,000 of the shares. The Company is continuing to prosecute this action against Crescent, seeking the return of the remaining shares and additional relief. The shares not returned are reflected as issued and recorded at par value pending the outcome of the litigation.

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

Overview. The Company did not have revenue from operations in the last fiscal year and through the first quarter of 2000. Officers' compensation, in the aggregate, increased from $13,900 during the first quarter of 1999 to $407,254 during the first quarter of 2000. Research and development expenses decreased from $70,192 during the three month period ended March 31, 1999 to $38,285 during the three month period ended March 31, 2000. Legal and professional fees increased from $1,892 during the three month period ended March 31, 1999 to $71,116 during the three month period ended March 31, 2000. Investor relations costs also decreased from $40,400 during the three month period ended March 31, 1999 to $22,375 during the three month period ended March 31, 2000. We suffered a net loss from operating activities of $837,570 for the three month period ended March 31, 2000.

Total proceeds from the sale of our common stock in the three month period ended March 31, 2000 in the amount of $356,668. We also received $450,832 in proceeds from the issuance of notes payable. The Company had a net increase in cash from $205,715 at the beginning of the first quarter of 2000 to $671,053 in cash at the end of the quarter, an increase of $465,338.

Company's Plan of Operation for Next 12 Months. We are a research and development enterprise whose primary business is the development of the Electronic Allergo Sensitivity Test (ELAST Device(TM)). The ELAST Device(TM) is a patented non-invasive allergy-testing device that is expected to offer physicians accurate and immediate diagnoses of allergies and sensitivities without the pain, expense, or time associated with current methods. The ELAST Device(TM) is based upon the clinical observation that the normal electrical flow of the body is interrupted when it is exposed to a substance to which it is sensitive or allergic. The ELAST Device(TM) is being designed to use electronic technology to measure the interruption of the body's electrical flow, thereby providing an accurate assessment of sensitivity. In the last two fiscal quarters, significant developments in the ELAST Device(TM)'s capabilities have resulted from the Company's research and development efforts. Specifically, the Company believes its recent tests demonstrate that the ELAST Device(TM) is capable of successfully isolating the electrical energy signal emanating from the human body.

Our executive offices are located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. On February 1, 2000, we relocated our research and development facilities to San Diego's Center for Applied Competitive Technologies. Our telephone number in Las Vegas is 702.878.8310.

On April 14, 2000, we announced that we have entered into a tentative merger agreement with Bioelectronics Corp. , a privately held research and development company based in Maryland which also utilizes electronic technology to address bio-electric medical needs. The potential market for our products includes allergy sufferers and individuals with traumatic injuries.

Bioelectronics Corp. designs low cost and disposable magnetic field medical devices to accelerate and improve the quality of tissue healing. Its first product is a patented Portic Electronic Bandage, an inexpensive, disposable and self-contained radio frequency emitting device which reportedly accelerates the healing of soft and hard tissue wounds including fresh fractures. The Portic
Electronic Bandage is an adjunctive treatment which uses the body's own electrical circuits to heal. The Portic Electronic Bandage has been tested on over 2,000 patients. Pre-market approval has been obtained in Canada, and a 510K application has been submitted to the FDA for pre-market approval in the United States. The FDA has agreed to a minimal 50-person study to expedite market approval. Bioelectronics Corp. is also launching sales and marketing for its over-the-counter and prescription products in Canada, Mexico and other international markets. Additionally, the technology is being applied to the veterinary markets.

Our proposed merger with Bioelectronics Corp. will result in shared technology and marketing expertise. Both companies are involved in similar electromedical research and both are dedicated to the provision of convenient, reliable and cost-effective medical care. The expanding use of Transcutaneous Nerve Stimulation (TENS) for pain mitigation, the effective use of electricity in non-union bone fusion, and the growing body of research establishing the body's own use of electrical circuits have driven the advancement of electromedicine in the fields in which both we and Bioelectronics Corp. are concentrating our research and development activities.

To assure a smooth transition for both companies, Thomas F. Krucker, our President and Chief Executive Officer, will serve as President and Chief
Executive Officer of the surviving corporation after the merger and Andrew J. Whelan, the President and Chief Executive Officer of Bioelectronics Corp. will serve as Chief Operating Officer of the surviving corporation after the merger. In addition to the integration of the two management teams, the Board of the combined company will consist of members of our current Board of Directors and members of Bioelectronics Corp.'s Board of Directors, with a majority of the directors from our Board of Directors.

The merger agreement is subject to completion and execution of final merger documents and shareholder approval, and we will file the appropriate information and documents with the Securities and Exchange Commission when the merger agreement is completed and approved.

Liquidity and Available Cash for Operations. We believe our current cash resources are sufficient to fund our research and development activities relating to the ELAST Device(TM) over the next 6 months. Specifically, at March 31, 2000, we had cash and equivalents of 671,053, with total liabilities of $489,731 (consisting of accrued payroll taxes of $38,899 and notes payable of $450,832). It may be necessary to raise additional funds to complete prototype development and limited clinical trials of the ELAST Device(TM). However, if the ELAST Device(TM) performs as anticipated, we believe we will be able to raise the funds necessary to begin production of the ELAST Device(TM) - for the North American and international clinical trials and the Food and Drug Administration ("FDA") approval process - by the sale of our capital stock, debt, or licensing certain proprietary rights. Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the ELAST Device(TM), sufficient funds may not be available to enable the ELAST Device(TM) to be completed and brought to market during the next 6 months.

Manufacturing and Marketing the Company's Products. The Company anticipates that it will initially subcontract the manufacture and assembly of the ELAST Device(TM) and does not expect to purchase a manufacturing facility or equipment at this time. The principal components of the ELAST Device(TM) consist of electronic parts that are readily available, eliminating supply problems, and its operations are not effected by seasonal factors.

Employees. In the current fiscal year, the Company expects to add 2 full-time, permanent employees to its research and development department and 2 full-time, permanent employees to its administrative staff. During the next 12 months, if the American clinical testing of the ELAST Device(TM) is successful, the Company may require significant additional employees; however, the Company is not able to provide a reasonable estimate of the number of such additional employees at this time.

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

Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures. The FDA and other similar government regulatory agencies require laboratory and clinical testing and other costly and time-consuming procedures before medical products such as the ELAST Device(TM) can be marketed, including, but not limited to, premarket notification to the FDA. Various federal, state and foreign statutes may also govern or affect the manufacturing, safety, labeling, storage, and marketing of such products, as well as record-keeping incidental to such marketing. The ELAST Device(TM) may be subject to (i) the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, cited above; (ii) the Medical Device Reporting Rule implemented by the FDA in 1984; (iii) the standards for medical device manufacturers promulgated by the FDA; and (iv) other rules and regulations developed, implemented and enforced by the Center for Devices and Radiological Health, an FDA sub-agency. However, the FDA Modernization Act of 1997 ("1997 Act") exempts from premarket notification devices that do not present a potential unreasonable risk of illness or injury. The 1997 Act also directs the FDA to concentrate its postmarket surveillance on higher risk devices. Moreover, the 1997 Act expanded the FDA's pilot program pursuant to which the FDA accredits third party experts to conduct the initial review of all low-to-intermediate risk devices. The Company believes that the ELAST Device(TM) is such a low-to-intermediate risk device and, therefore, may be subject to the exemptions from premarket notification specified in the 1997 Act. If such is not the case, the ELAST Device(TM) may be subject to premarket notification and, therefore, subject to significant delay before being offered for sale, which would have a material adverse effect on the financial condition of the Company.

Obtaining such approvals and maintaining ongoing compliance with these requirements can require the expenditure of significant resources. To date, the Company has not determined what procedures, if any, will be required in this regard and has not begun any of these procedures. The Company is currently investigating the possibility that the ELAST Device(TM) falls in a category for which FDA approval has already been given. The Company anticipates that the ELAST Device(TM) may be included in such a category, but research is currently being conducted by the Company to determine the appropriate regulatory requirements. In addition, regulatory testing and approval would require significant funding. In the event that such funding exceeded the present financial resources of the Company, the Company would have to receive additional capital to market the ELAST Device(TM). An inability to obtain additional financing may have a material adverse effect on the Company, including the possibility that the Company would be forced to curtail its operations significantly or to cease its operations altogether.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as specified below, there are no legal actions pending against the Company nor are any such legal actions contemplated.

On or about December 7, 1999, the Company initiated an offering of 1,000,000 shares of its $.001 par value common stock on a best efforts basis pursuant to a Registration Statement on Form SB-2 ("Registration Statement"). On or about February 23, 2000, the Company was informed by the SEC that the Registration Statement was effective. On or about March 7, 2000, the Company was informed by the SEC that the financial statements filed with the Registration Statement were not current, and that the Company must file a Post- Effective Amendment containing more recent financial statements and a Consent of Auditors to use those more recent financial statements. On March 14, 2000, the Company filed Post-Effective Amendment No. 1 to the Registration Statement which contained those recent financial statements and that Consent.

On or about February 25, 2000, the Company deposited 800,000 shares in CEDE & Company through DTC. Although the Company requested that those 800,000 shares in DTC be returned to certificate form, Crescent Partners Fund, L.P., the named holder on that DTC account, initially refused to return those shares to certificate form. The Company, therefore, applied for, and received, injunctive relief from the Dallas County, Texas District Court ("Court"). The Court ordered Crescent Partners Fund, L.P. to refrain from transferring, encumbering, hypothecating, assigning, or otherwise alienating those shares. As a result of that lawsuit, Crescent Partners Fund, L.P. returned to the Court a certificate evidencing 665,000 shares of the Company's $.001 par value common stock. The Company is continuing to prosecute this action against Crescent Partners Fund, L.P.

Item 2. Changes in Securities

Shares Issued as Compensation for Services. In 1998, the Company issued 270,000 shares of its $.001 par value common stock as compensation for consulting and engineering services, and employee compensation, as follows: (i) Consultants were issued 115,000 shares of the Company's $.001 par value common stock as additional compensation for their services to the Company. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $1.50 per share. (ii) Third party engineers were issued 55,000 shares of the Company's $.001par value common stock as additional compensation for their services to the Company. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $1.54 per share. (iii) Dr. Milne, an officer, director and major shareholder of the Company, was issued 100,000 shares of the Company's $.001 par value common stock as additional compensation for his services to the Company; specifically, his continuing efforts related to the development of certain technology which will be utilized by the Company in its business operations. Those shares were valued at what the Company believes was the fair market value at the time of issuance, which was $1.50 per share. In 1999, the Company issued shares of its $.001 par value common stock as compensation for services provided to the Company, and employee compensation, as follows: 13,400 shares to Gerald Klein; 4,700 shares to Ron Almadova; 4,700shares to William Milne; 3,333 shares to Hope Lane; 25,000 shares to Jim Woodens; and 25,000 shares to John Martinez.

On March 13, 2000, the Company issued 6,400 shares of its common stock to Stockgroup.com Media as a fee for Internet investment consulting. The Company did not receive any proceeds from this transaction. Those shares were a portion of the shares registered by the Registration Statement. On March 15, 2000, the Company received $140,000 for the purchase of 100,000 shares of its common stock from HAA, Inc. Those shares were a portion of the shares registered by the Registration Statement and such proceeds were used for working capital. Xcell Associates received 50,000 restricted shares of the Company's $.001 par value common stock as a pre-paid consulting fee on March 6, 2000; therefore, these shares were not part of the shares registered by the Registration Statement. NC Capital Markets, Inc. ("NC Capital") received 50,000 shares of the Company's $.001 par value common stock on March 6, 2000, which shares were a portion of the shares registered by the Registration Statement. NC Capital is an investment banker, and these shares were a pre-paid investment banking fee; therefore, the Company did not receive any proceeds from this transaction. Investment banker Ronald Ardt, individually, purchased 33,334 shares of the Company's $.001 par value common stock and, on behalf of his company, Business Investors Service, purchased an additional 50,000 shares of the Company's $.001 par value common stock, which shares were a portion of the shares registered by the Registration Statement. The funds for both purchases were received by the Company on March 22, 2000 and were used for working capital.*

*An officer and a major shareholder received 19,000 restricted shares of the Company's $.001 par value common stock as compensation and purchased 90,000 shares of the Company's $.001 par value common stock for $100,000. The 90,000 shares were a portion of the shares registered by the Registration Statement and the funds received were used for working capital.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     We anticipate submitting the proposed merger with Bioelectronics Corp. to a vote of our shareholders for approval. We anticipate including all relevant information in our proxy statement which will be filed with the Securities and Exchange Commission prior to our annual meeting of shareholders at which such a vote will take place.

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

1    Underwriting Agreement (not applicable)

2 Plan of Merger (The merger agreement with Bioelectronics Corp. will be filed with the Securities and Exchange Commission when it has been executed but prior to shareholder approval)

3.1  Articles of Incorporation* (Charter Document)

3.2  Certificate of Amendment to Articles of Incorporation*
     (Charter Document)

3.3  Bylaws*

10.1 Material Contracts (The merger agreement with Bioelectronics Corp. will be filed with the Securities and Exchange Commission when it has been executed but prior to shareholder approval)

11. Statement Re: Computation of Per Share Earnings (included in Footnote 2 of the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB)

15.  Not applicable.

18.  Letter on Change in Accounting Principles (Not applicable)

19.  Reports Furnished to Security Holders (Not applicable)

22.  Published Report Regarding Matters Submitted to Vote (not applicable)

24. Power of Attorney is included on the Signature Page of the Registration Statement*

27.  Financial Data Schedule

99   Other (not applicable)

*Previously filed as exhibits to Amendment No. 1 to Registration Statement on Form 10-SB filed with the SEC on August 2, 1999.

     (b) Reports on Form 8-K

     We filed one report on Form 8-K during the three month period ended March 31, 2000, specifically, on January 18, 2000, we filed a report on Form 8-K regarding the removal of one director, the resignation of two directors and the appointment of one director to our Board of Directors.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on May 15, 2000.

                                             Elast Technologies, Inc.,
                                             a Nevada corporation


                                             By:  /s/  Thomas Krucker
                                                  ----------------------
                                                  Thomas Krucker

                                             Its: President