Form 10QSB
period 2000-06-30
ELAST TECHNOLOGIES INC
filed 2000-08-21
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended June 30, 2000

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

                    Yes [X]             No [ ]

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 8,791,215 at June 30, 2000.

Transitional Small Business Disclosure format (check one):

                    Yes [  ]            No [X ]


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                        Consolidated Financial Statements

                                   (Unaudited)


                             As of June 30, 2000 and
  For Each of the Three and Six Month Periods Ended June 30, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to June 30, 2000

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                 Index to the Consolidated Financial Statements
                                   (Unaudited)
                             As of June 30, 2000 and
  For Each of the Three and Six Month Periods Ended June 30, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to June 30, 2000
--------------------------------------------------------------------------------


Consolidated Financial Statements (Unaudited) of Elast Technologies, Inc.:

     Consolidated Balance Sheet (Unaudited), June 30, 2000 .................   1

     Consolidated  Statements  of Operations  (Unaudited)  for Each of the
        Three and Six Month  Periods  Ended June 30, 2000 and 1999 and for
        the Period from June 12, 1996 (Inception) to June 30,
        2000 ...............................................................   2

     Consolidated  Statements  of  Shareholders'  Deficit  (Unaudited)
        for the Period from June 12, 1996 (Inception) to June 30, 2000 .....   3

     Consolidated  Statements  of Cash Flows  (Unaudited)  for Each of
        the Six Month  Periods  Ended  June 30,  2000 and 1999 and for
        the Period from June 12, 1996 (Inception) to June 30, 2000 .........   6

Notes to the Consolidated Financial Statements (Unaudited) .................   8

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Operations
                                   (Unaudited)
  For Each of the Three and Six Month Periods Ended June 30, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to June 30, 2000
--------------------------------------------------------------------------------


                                     ASSETS

      Current assets:
           Cash and equivalents                                     $   258,524
           Advances to officer                                           40,677
           Deposit                                                       18,000
                                                                    -----------

                Total current assets                                    317,201

      Property and equipment, net                                        26,111
      License, net                                                          160
                                                                    -----------

      Total  assets                                                 $   343,472
                                                                    ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT


      Current liabilities:
           Accounts payable, trade                                  $     5,543
           Accrued payroll taxes                                         46,007
           Accrued interest                                              12,266
                                                                    -----------
                Total current liabilities                                63,816
      Notes payable                                                     450,832
                                                                    -----------

      Total  liabilities                                                514,648
                                                                    -----------

      Shareholders' deficit:
           Common  stock,  $.001 par  value; 25,000,000  shares
           authorized; 8,791,215 shares issued and outstanding
           at June 30, 2000                                               8,791
           Additional paid-in capital                                 3,024,061
           Additional paid-in capital for warrants                      205,000
           Deficit accumulated during the development stage          (3,409,028)
                                                                    -----------

      Total shareholders' deficit                                      (171,176)
                                                                    -----------

      Total liabilities and shareholders' deficit                   $   343,472
                                                                    ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                      Elast Technologies, Inc.
                                                (A Company in the Development Stage)
                                                Consolidated Statements of Operations
                                                             (Unaudited)
                            For Each of the Three and Six Month Periods Ended June 30, 2000 and 1999 and
                                   For the Period from June 12, 1996 (Inception) to June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Period from
                                                                                                                       June 12, 1996
                                             For the Three Months Ended June 30,   For the Six Months Ended June 30,  (Inception) to
                                             -----------------------------------   ---------------------------------   -------------
                                                     2000            1999                2000             1999         June 30, 2000
                                                 -----------      -----------         -----------      -----------     ------------
Operating costs:

      Officers compensation                      $    16,632      $    13,400         $   397,974      $    27,300      $   946,393

      Research and development                       103,459              793             141,744           70,985          647,809

      Legal and professional                          98,282           27,411             187,842           28,766          826,219

      Investor relations                              30,521           15,660              70,663           56,060          395,504

      Financing consulting fee                          --               --               219,675
                                                                                                              --            279,675

      Other operating costs and expenses             128,625          106,485             219,296          179,029          353,209
                                                 -----------      -----------         -----------      -----------      -----------

           Total operating costs                     377,519          163,749           1,237,194          362,140        3,448,809

Interest expense                                      12,295             --                  --               --             12,295

Interest income                                       (6,079)          (2,281)             (8,499)          (3,975)         (39,781)
                                                 -----------      -----------         -----------      -----------      -----------

Net loss                                         $   383,735      $   161,468         $ 1,228,695      $   358,165      $ 3,409,028
                                                 ===========      ===========         ===========      ===========      ===========


      Loss per common share -
          basic and diluted                      $      0.04      $      0.02         $      0.14      $      0.05      $      0.59
                                                 ===========      ===========         ===========      ===========      ===========



                        The accompanying notes are an integral part of the consolidated financial statements.

                                                                  2

                                                      Elast Technologies, Inc.
                                                (A Company in the Development Stage)
                                          Consolidated Statements of Shareholders' Deficit
                                                             (Unaudited)
                                   For the Period from June 12, 1996 (Inception) to June 30, 2000

                                                                                      Elast Technologies, Inc.
                                                     Elast Technologies Corporation  (Formerly Med Mark, Inc.)
                                                         (A Delaware Corporation)      (A Nevada Corporation)    Price    Additional
                                                          ----------------------        --------------------
                                                             Common     Common          Common      Common        Per       Paid-in
                                                             Shares     Stock           Shares      Stock        Share      Capital
                                                             ------     -----           ------      -----        -----      -------
Balance, June 12, 1996 (inception)                              --          --           --           --           --          --

Shares issued for the medical device
  license                                                  3,200,000   $   3,200         --           --           --     $  (2,400)

  Shares issued for legal services                            21,332          21         --           --      $    0.31       6,698
  Contribution of funds expended by the
     major shareholder on the Company's behalf                  --          --           --           --           --         4,167
  Shares issued in private placement                         546,672         547         --           --           0.38     204,453
  Net loss from inception to December 31, 1996                  --          --           --           --

Balance, December 31, 1996                                 3,768,004       3,768         --           --           --       212,918
  Contribution of funds expended by the major
     shareholder on the Company's behalf                        --          --           --           --          1,500        --
   Net loss for the year ended December 31, 1997                --          --           --           --           --

Balance, December 31, 1997                                 3,768,004       3,768         --           --           --     $ 214,418


                                                                         Deficit                   Less:
                                                            Detachable Accumulated                 Common
                                                              Stock     During the                 Stock
                                                             Purchase  Development              Subscription
                                                             Warrants     Stage     Subtotal     Receivable     Total
                                                             --------     -----     --------     ----------     -----

Balance, June 12, 1996 (inception)                              --          --           --           --           --

Shares issued for the medical device
  license                                                       --          --      $     800         --      $     800

  Shares issued for legal services                              --          --          6,719         --          6,719
  Contribution of funds expended by the
     major shareholder on the Company's behalf                  --          --          4,167         --          4,167
  Shares issued in private placement                            --          --        205,000    $ (10,000)     195,000
  Net loss from inception to December 31, 1996                  --          --      $ (38,309)     (38,309)        --

Balance, December 31, 1996                                      --       (38,309)     178,377      (10,000)     168,377
  Contribution of funds expended by the major
     shareholder on the Company's behalf                        --          --          1,500         --          1,500
   Net loss for the year ended December 31, 1997                --          --        (62,722)     (62,722)        --

Balance, December 31, 1997                                      --     $(101,031)   $ 117,155    $ (10,000)   $ 107,155

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                Consolidated Statements of Shareholders' Deficit
                                   (Unaudited)
         For the Period from June 12, 1996 (Inception) to June 30, 2000


                                                                      Elast Technologies, Inc.
                                       Elast Technologies Corporation (Formerly Med Mark, Inc.)
                                           (A Delaware Corporation)     (A Nevada Corporation)         Price       Additional
                                            ----------------------       --------------------
                                             Common         Common         Common       Common          Per          Paid-in
                                             Shares          Stock         Shares       Stock          Share         Capital
                                             ------          -----         ------       -----          -----         -------
Balance, December 31, 1997                  3,768,004    $     3,768           --            --            --     $   214,418
  Shares outstanding prior to the
    reorganization                               --             --        1,220,000   $     1,220          --          29,506
  Shares issued in private placement          394,000            394           --            --     $      0.50       196,606
  Payment of receivable arising from
    issuance of common stock                     --             --             --            --            --            --
  Shares issued on the exercise of
    warrants                                  506,640            507           --            --            0.38       189,483
  Shares issued to consultant in
    connection with the reorganization      1,007,472          1,007           --            --            0.38       376,791
  Shares issued and surrendered in
    the acquisition of Elast
    Technologies, Inc. (a Nevada
    Corporation) (reverse merger)          (5,676,116)        (5,676)     5,676,116         5,676          --            --
  Shares issued for consulting
    services, engineering services, and
    employee compensation                        --             --          270,000           270          1.51       407,095
  Shares issued to an existing
    shareholder to correct a stock
    issuance error                               --             --           13,332            13          --             (13)
  Net loss for the year ended
    December 31, 1998                            --             --             --            --            --            --
Balance, December 31, 1998                       --             --        7,179,448   $     7,179          --     $ 1,413,886


                                                          Deficit                        Less:
                                             Detachable Accumulated                     Common
                                               Stock     During the                      Stock
                                              Purchase  Development                   Subscription
                                              Warrants     Stage         Subtotal      Receivable        Total
                                              --------     -----         --------      ----------        -----
Balance, December 31, 1997                       --     $  (101,031)   $   117,155    $   (10,000)   $   107,155
  Shares outstanding prior to the
    reorganization                               --            --           30,726           --           30,726
  Shares issued in private placement             --            --          197,000           --          197,000
  Payment of receivable arising from
    issuance of common stock                     --            --             --           10,000         10,000
  Shares issued on the exercise of
    warrants                                     --            --          189,990           --          189,990
  Shares issued to consultant in
    connection with the reorganization           --            --          377,798           --          377,798
  Shares issued and surrendered in
    the acquisition of Elast
    Technologies, Inc. (a Nevada
    Corporation) (reverse merger)                --            --             --             --             --
  Shares issued for consulting
    services, engineering services, and
    employee compensation                        --            --          407,365           --          407,365
  Shares issued to an existing
    shareholder to correct a stock
    issuance error                               --            --             --             --             --
  Net loss for the year ended
    December 31, 1998                            --      (1,102,374)    (1,102,374)          --       (1,102,374)
Balance, December 31, 1998                       --     $(1,203,405)   $   217,660           --      $   217,660

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                Consolidated Statements of Shareholders' Deficit
                                   (Unaudited)
         For the Period from June 12, 1996 (Inception) to June 30, 2000



                                                                         Elast Technologies, Inc.
                                           Elast Technologies Corporation(Formerly Med Mark, Inc.)
                                              (A Delaware Corporation)     (A Nevada Corporation)       Price       Additional
                                              -----------------------  ------------------------------
                                               Common        Common        Common         Common          Per          Paid-in
                                               Shares         Stock        Shares         Stock         Share         Capital
                                               ------         -----        ------         -----         -----         -------
Balance, December 31, 1998                        --            --       7,179,448   $     7,179          --      $ 1,413,886
  Shares issued in private placement              --            --         205,900           206   $      1.50        308,044
  Shares issued in private placement              --            --         500,000           500          0.59        294,482
  Shares issued for consulting services           --            --          26,133            26          1.54         40,126
  Shares issued for research and
    development services                          --            --          50,000            50          1.48         73,950
  Net loss for the year ended
    December 31, 1999                             --            --            --            --            --             --
Balance, December 31, 1999                        --            --       7,961,481         7,961          --        2,130,488
  Shares issued in private placement              --            --         273,334           274          1.30        356,394
  Shares issued, currently in litigation          --            --         266,000           266          0.00           (266)
Shares issued as officer
  compensation                                    --            --         144,000           144          2.01        289,516
Shares issued for consulting services             --            --          50,000            50          1.77         88,400
Shares issued for consulting services             --            --          56,400            56          2.33        131,169
Shares issued in settlement of
  litigation                                      --            --          40,000            40          0.71         28,360
Net loss for the six months ended
  June 30, 2000                                   --            --            --            --            --            --
Balance, June 30, 2000 (unaudited)                --            --       8,791,215   $     8,791          --      $ 3,024,061


                                                               Deficit                      Less:
                                                Detachable   Accumulated                    Common
                                                   Stock     During the                      Stock

                                                  Purchase    Development                 Subscription
                                                 Warrants       Stage         Subtotal    Receivable     Total
                                                 --------       -----         --------    ----------     -----
Balance, December 31, 1998                           --      $(1,203,405)   $ 217,660          --      $ 217,660
  Shares issued in private placement                 --             --        308,250          --        308,250
  Shares issued in private placement          $   205,000           --        499,982          --        499,982
  Shares issued for consulting services              --             --         40,152          --         40,152
  Shares issued for research and
    development services                             --             --         74,000          --         74,000
  Net loss for the year ended
    December 31, 1999                                --         (976,928)    (976,928)         --       (976,928)
Balance, December 31, 1999                        205,000     (2,180,333)     163,116          --        163,116
  Shares issued in private placement                 --             --        356,668          --        356,668
  Shares issued, currently in litigation             --             --           --            --           --
Shares issued as officer
  compensation                                       --             --        289,660          --        289,660
Shares issued for consulting services                --             --         88,450          --         88,450
Shares issued for consulting services                --             --        131,225          --        131,225
Shares issued in settlement of
  litigation                                         --             --         28,400          --         28,400
Net loss for the six months ended
  June 30, 2000                                     --       (1,228,695)    (1,228,695)        --              --
Balance, June 30, 2000 (unaudited)            $   205,000    $(3,409,028)   $(171,176)         --      $(171,176)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
       For Each of the Six Month Periods Ended June 30, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                             For the           For the       June 12, 1996
                                                        Six Months Ended  Six Months Ended  (Inception) to
                                                          June 30, 2000     June 30, 1999   June 30, 2000
                                                        ----------------  ----------------  -------------
Cash flows from operating activities:

      Net loss                                             $(1,228,695)     $  (358,165)     $(3,409,028)

Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                              2,401              998            5,877
      Issuance of stock for services                           537,735           62,278        1,443,769
      Loss on sale of asset                                       --               --              2,608

Increase (decrease) in liabilities:

      Advances to officer                                      (40,677)            --            (40,677)

      Deposit                                                  (18,000)            --            (18,000)

      Accounts payable, trade                                   (9,070)          (8,512)           5,544

      Accrued payroll taxes                                      7,109             --             46,007

      Accrued interest                                          12,266             --             12,266
                                                           -----------      -----------      -----------
Cash used in operating activities                             (736,931)        (303,401)      (1,951,634)
                                                           -----------      -----------      -----------

Cash flows provided by (used in) investing activities:

      Purchase of equipment                                    (17,760)         (17,717)         (38,957)

      Sale of equipment                                           --               --              5,000
                                                           -----------      -----------      -----------

Cash used in investing activities                              (17,760)         (17,717)         (33,957)
                                                           -----------      -----------      -----------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
       For Each of the Six Month Periods Ended June 30, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to June 30, 2000

--------------------------------------------------------------------------------

                                                                                                       Period from
                                                                   For the            For the         June 12, 1996
                                                              Six Months Ended   Six Months Ended    (Inception) to
                                                                June 30, 2000      June 30, 1999      June 30, 2000
                                                                 -----------        -----------         -----------
       Cash flows provided by financing activities:

           Acquisition of MedMark, Inc.                                  --                 --           $    30,726
           Proceeds from the exercise of warrants                        --                 --               189,990
           Payment of common stock subscription receivable               --                 --                10,000
           Proceed from the issuance of notes payable             $   450,832               --               450,832
           Proceeds from the issuance of common stock                 356,668        $   308,250           1,556,900
           Contribution to additional paid-in capital                    --                 --                 5,667
                                                                  -----------        -----------         -----------
      Cash provided by financing activities                           807,500            308,250           2,244,115
                                                                  -----------        -----------         -----------
      Net increase (decrease) in cash                                  52,809            (12,868)            258,524

      Cash at beginning of period                                     205,715            226,818                --
                                                                  -----------        -----------         -----------

      Cash at end of period                                       $   258,524        $   213,950         $   258,524
                                                                  ===========        ===========         ===========

                Supplemental Disclosure of Cash Flow Information

                                                                                                       Period from
                                                                   For the            For the         June 12, 1996
                                                              Six Months Ended   Six Months Ended    (Inception) to
                                                                June 30, 2000      June 30, 1999      June 30, 2000
                                                                 -----------        -----------         -----------

Interest paid                                                            --                 --           $     1,375
Income taxes paid                                                        --                 --           $     1,973


Supplemental Schedule of Non-Cash Investing and Financing Activities


Assets acquired in non-cash transactions:
      Acquisition of medical device license                              --                 --           $       800
      Increase in common stock subscription receivable                   --                 --           $    10,000
      Issuance of common stock                                           --                 --           $   (10,800)


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
  For Each of the Three and Six Month Periods Ended June 30, 2000 and 1999 and
         For the Period from June 12, 1996 (Inception) to June 30, 2000

1.   Basis of Presentation

     In the opinion the management of Elast Technologies, Inc. (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999 and for the period from June 12, 1996 (inception) to June 30, 2000, and the statements of shareholders' deficit and cash flows for the six month period ended June 30, 2000 and for the period from June 12, 1996 (inception) to June 30, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

3.   Loss Per Common Share

     In the year ended June 30, 1997, the Company adopted SFAS No. 128, Earnings per Share. Loss per common share has been calculated in accordance with this statement.

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of basic and diluted loss per common share for the periods follows.

                                                        For the            For the
                                                   Three Months Ended Three Months Ended
                                                      June 30, 2000     June 30, 1999
                                                      -------------     -------------

     Net loss available to common stockholders         $  383,735        $  161,468
     Weighted-average shares, basic and diluted         8,764,402         7,274,406
     Loss per common share, basic and diluted .        $     0.04        $     0.02

                                                                                                               Period from
                                                                            For the            For the        June 12, 1996
                                                                       Six Months Ended   Six Months Ended   (Inception) to
                                                                         June 30, 2000      June 30, 1999     June 30, 2000
                                                                         -------------      -------------     -------------
     Net loss available to common stockholders                             $1,228,695        $  358,165        $3,409,028
     Weighted-average shares, basic and diluted                             8,506,848         7,308,527         5,822,831
                                                                           ----------        ----------        ----------
     Loss per common share, basic and diluted .                            $     0.14        $     0.05        $     0.59
                                                                           ==========        ==========        ==========

4.   Notes Payable

     Uncollateralized

                                                                                     2000

          Notes payable to two individuals, each
          with an  effective  interest  rates of 9% per annum,  maturing on
          June 30, 2002.  Interest payments are due quarterly                      $450,832
                                                                                   --------
     Total notes payable                                                            450,832
          Less: current maturities                                                     --
                                                                                   --------

     Long term portion of notes payable                                            $450,832
                                                                                   ========

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

          Consultants were issued 56,400 shares for their finance consulting and public relations services. The shares were valued at their fair value at the time of issuance, $2.33 per share. Shares Issued, Currently in Litigation

     In December 1999, the Company entered into a Consulting Agreement ("Agreement") with Crescent Partners, L.P. ("Crescent") whereby Crescent was to act as a finder of capital and a public relations consultant. Pursuant to the Agreement, the Company issued, in February 2000, 800,000 shares of the Company's common stock to Crescent. In turn, Crescent was to find investors to purchase those shares at prices approved by the Company. Subsequently, Crescent sold a portion of the common stock without the Company's approval and diverted the proceeds from the Company. The Company filed suit against Crescent on March 30, 2000 for breach of duty and contract. The Company also filed an injunction to recover the 800,000 shares and through that injunction recovered 665,000 of the shares. The remaining shares are recorded at par value given the outcome of the litigation is uncertain.

     Shares Issued as Settlement of Termination Dispute

     A dispute arose between the Company and a former officer and director of the Company. In December 1999, this former officer and director was removed from the Board of Directors and terminated as an officer. The Company engaged in discussions with this individual seeking a settlement of this matter provided the terms of such settlement were reasonable and in the best interests of the Company. In this connection, the Company entered into an agreement in which the Company issued 125,000 shares of the Company's common stock as settlement of the termination dispute between the Company and a former officer and director of the Company regarding his removal from the Board of Directors and termination as an officer. The Company recognized compensation expense of $265,625 in the first quarter of 2000 based on the fair value of the shares at the time of issuance. Subsequently, the Company believes the former officer breached the settlement agreement and, in August 2000, filed suit against him.

     Shares Issued as Settlement of Stock Option Dispute

     A dispute between the Company and a former director arose relating to options to purchase common stock granted by Elast Delaware, prior to its merger with the Company. The former director claimed the 100,000 options granted to him by Elast Delaware were options to purchase shares of the Company. The Company reviewed this matter and the relevant documentation and believed the former director's claim is without merit. To resolve this matter, the Company issued 40,000 shares of the Company's common stock in settlement of the dispute. The Company recognized a settlement expense of $28,400 based on the fair value of the shares at the time of issuance.

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

Overview. We did not have revenue from operations in the last fiscal year and through the second quarter of 2000. Officers' compensation, in the aggregate, increased from $13,400 during the second quarter of 1999 to $16,632 during the second quarter of 2000. Through the first two quarters of fiscal 2000, we issued 144,000 shares of our common stock to officers as compensation. One officer was issued 19,000 shares of our common stock for services provided and another was issued 125,000 shares of our common stock as part of a termination settlement. The shares were valued at the fair value at the time of issuance, which was $2.01 per share.

Research and development expenses increased from $793 during the three month period ended June 30, 1999 to $103,459 during the three month period ended June 30, 2000. Legal and professional fees increased from $27,411 during the three month period ended June 30, 1999 to $98,282 during the three month period ended June 30, 2000. Investor relations costs also increased from $15,660 during the three month period ended June 30, 1999 to $30,521 during the three month period ended June 30, 2000. Through the first two quarters of fiscal 2000, we issued 106,400 shares of our common stock for finance consulting services.

We suffered a net loss from operating activities of $383,735 for the three month period ended June 30, 2000, as compared to a net loss of $161,468 for the three month period ended June 30, 1999.

For the three months ended June 30, 2000, our net loss available to common stockholders was $383,735, as compared to a net loss of $161,468 for the three months ended June 30, 1999. The loss per common share, basic and diluted, for the three months ended June 30, 2000 was $0.04 per share, as compared to a loss per common share of $0.02 per share for the three months ended June 30, 1999. The loss per common share for the six months ended June 30, 2000, was $0.14 per share, as compared to a loss per common share of $0.05 per share for the six months ended June 30, 1999. The loss per common share for the period from June 12, 1996, our date of inception, to June 30, 2000, was $0.59 per share.

Our Plan of Operation for Next 12 Months. We are a research and development enterprise whose primary business is the development of the Electronic Allergo Sensitivity Test (ELAST Device(TM)). The ELAST Device(TM) is a patented non-invasive allergy-testing device that is expected to offer physicians accurate and immediate diagnoses of allergies and sensitivities without the pain, expense, or time associated with current methods. The ELAST Device(TM) is based upon the clinical observation that the normal electrical flow of the body is interrupted when it is exposed to a substance to which it is sensitive or allergic. The ELAST Device(TM) is being designed to use electronic technology to measure the interruption of the body's electrical flow, thereby providing an accurate assessment of sensitivity. In the last two fiscal quarters, significant developments in the ELAST Device(TM)'s capabilities have resulted from the Company's research and development efforts. Specifically, the Company believes its tests demonstrate that the ELAST Device(TM) is capable of successfully isolating the electrical energy signal emanating from the human body.

Our executive offices are located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. On February 1, 2000, we relocated our research and development facilities to San Diego's Center for Applied Competitive Technologies. Our telephone number in Las Vegas is 702.878.8310.

On April 14, 2000, we announced that we had entered into a tentative merger agreement with Bioelectronics Corp. , a privately held research and development company based in Maryland which also utilizes electronic technology to address bio-electric medical needs. The merger agreement was subject to completion and execution of final merger documents, and also subject to shareholder approval. In contemplation that the merger would be consummated, Andrew Whelan, the Chief Executive Officer of Bioelectronics Corp., began serving as our chief operating officer, and began using our research and development facilities to further development of products derived from Bioelectronics Corp.'s patented Portic Electronic Bandage. Mr. Whelan recently informed us that Biolectronics Corp. may no longer desire to consummate the merger or, in the alternative, may desire to modify the tentative merger agreement. We are continuing to negotiate with Mr. Whelan and Bioelectronics Corp. regarding the proposed merger, because we believe our proposed merger with Bioelectronics Corp. would result in shared technology and marketing expertise. Both companies are involved in similar electromedical research and both are dedicated to the provision of convenient, reliable and cost- effective medical care. The expanding use of Transcutaneous Nerve Stimulation (TENS) for pain mitigation, the effective use of electricity in non-union bone fusion, and the growing body of research establishing the body's own use of electrical circuits have driven the advancement of electromedicine in the fields in which both we and Bioelectronics Corp. are concentrating our research and development activities.

Liquidity  and  Available  Cash for  Operations.  We believe  our  current  cash resources are sufficient to fund our research and development activities relating to the ELAST Device(TM) over the next 3 months, but we may require additional capital as early as the fourth quarter of fiscal 2000 if our current spending on research and development continues at its present rate. Specifically, in the first six months of fiscal 2000, we spent cash in the amount of $754,691.00, which is approximately $126,000.00 per month. However, at June 30, 2000, our cash and equivalents totaled $258,524, with liabilities of $514,648. Those liabilities included accounts payable of $5,543, accrued payroll taxes of $46,007, and accrued interest expense of $12,266. At June 30, 2000, we had outstanding notes payable totaling $450,832. Those notes are payable to two individuals, and each note has an effective interest rate of 9% per annum, maturing on June 30, 2002. Interest payments are due quarterly. The notes also may be converted into shares of our common stock.

Manufacturing and Marketing Our Products. We anticipate subcontracting the manufacture and assembly of the ELAST Device(TM) and do not expect to purchase a manufacturing facility or equipment at this time. The principal components of the ELAST Device(TM) consist of electronic parts that are readily available, eliminating supply problems. Our operations are not effected by seasonal factors.

Employees. We are currently using researchers and consultants to staff our research facilities. We may add additional researchers and consultants, or may hire our existing researchers and consultants as employees if the American clinical testing of the ELAST Device(TM) is successful. We are not able to provide a reasonable estimate of the number of any additional researchers, consultants or employees which may be needed at this time.

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

There was a dispute regarding the validity of certain stock options relating to the purchase of certain shares of Elast Delaware's common stock. On or about May 14, 1999, Dr. Gary Marrone, the former Secretary of Elast Delaware and a former Director of Elast Delaware, notified the Company that he believed that, as a result of the Plan of Merger, certain unexercised Elast Delaware stock options held by each Director of Elast Delaware had been converted into options to purchase up to 400,000 shares of the Company's common stock at a significantly reduced exercise price. We settled this dispute with Dr. Marrone during the three month period ended June 30, 2000, by issuing 40,000 shares of our common stock to Dr. Marrone. We recognized a settlement expense of $28,400 based on the fair value of the shares at the time of issuance.

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

We attempted to settle our disputes with Mr. Hamilton by entering into a settlement agreement which provided, among other things, that we would issue 125,000 shares of our common stock to Mr. Hamilton and his designee. Those shares were valued at fair value at the time of issuance, $2.13 per share. However, we believe Mr. Hamilton breached the settlement agreement and, on August 2, 2000, we filed a lawsuit against him in Orange County Superior Court alleging that he breached the settlement agreement.

On or about December 7, 1999, the Company initiated an offering of 1,000,000 shares of its $.001 par value common stock on a best efforts basis pursuant to a Registration Statement on Form SB-2 ("Registration Statement"). On or about February 25, 2000, the Company deposited 800,000 shares in CEDE & Company through DTC. Although the Company requested that those 800,000 shares in DTC be returned to certificate form, Crescent Partners Fund, L.P., the named holder on that DTC account, initially refused to return those shares to certificate form. The Company, therefore, applied for, and received, injunctive relief from the Dallas County, Texas District Court ("Court"). The Court ordered Crescent Partners Fund, L.P. to refrain from transferring, encumbering, hypothecating, assigning, or otherwise alienating those shares. As a result of that lawsuit, Crescent Partners Fund, L.P. returned to the Company a certificate evidencing approximately 665,000 shares of the Company's $.001 par value common stock. The Company is continuing to prosecute this action against Crescent Partners Fund, L.P. seeking the return of the remaining shares and additional relief.

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

On March 13, 2000, the Company issued 6,400 shares of its common stock to Stockgroup.com Media as a fee for Internet investment consulting. The Company did not receive any proceeds from this transaction. Those shares were a portion of the shares registered by the Registration Statement. On March 15, 2000, the Company received $140,000 for the purchase of 100,000 shares of its common stock from HAA, Inc. Those shares were a portion of the shares registered by the Registration Statement and such proceeds were used for working capital. Xcell Associates received 50,000 restricted shares of the Company's $.001 par value common stock as a pre-paid consulting fee on March 6, 2000; therefore, these shares were not part of the shares registered by the Registration Statement. NC Capital Markets, Inc. ("NC Capital") received 50,000 shares of the Company's $.001 par value common stock on March 6, 2000, which shares were a portion of the shares registered by the Registration Statement. NC Capital is an investment banker, and these shares were a pre-paid investment banking fee; therefore, the Company did not receive any proceeds from this transaction. Investment banker Ronald Ardt, individually, purchased 33,334 shares of the Company's $.001 par value common stock and, on behalf of his company, Business Investors Service, purchased an additional 50,000 shares of the Company's $.001 par value common stock, which shares were a portion of the shares registered by the Registration Statement. The funds for both purchases were received by the Company on March 22, 2000 and were used for working capital.

During the six month period ended June 30, 2000, we issued 106,400 shares for finance consulting. 50,000 of those shares were valued at $1.77, and 56,400 of those shares were valued at $2.33, which was their fair value at the time of the respective issuances. We also issued 144,000 shares to officers as compensation. One officer was issued 19,000 shares for services provided and another officer, E.L. Hamilton, was issued 125,000 shares as part of the settlement which we now claim was breached, resulting in the lawsuit specified above. Those shares were valued at $2.01 per share, the fair value at the time of issuance.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     We anticipate submitting the proposed merger with Bioelectronics Corp. to a vote of our shareholders for approval if a final merger agreement is negotiated and executed by the parties. We will amend the proxy statement filed with the Securities and Exchange Commission to include all material information regarding the merger agreement, if completed, prior to our annual meeting of shareholders at which such a vote will take place.

Item 5. Other Information

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

1    Underwriting Agreement (not applicable)

2 Plan of Merger (If a final merger agreement with Bioelectronics Corp. is executed, it will be filed with the Securities and Exchange Commission when it has been executed but prior to shareholder approval)

3.1  Articles of Incorporation* (Charter Document)

3.2  Certificate of Amendment to Articles of Incorporation* (Charter Document)

3.3  Bylaws*

10.1 Material Contracts (not applicable)

11. Statement Re: Computation of Per Share Earnings (included in Footnote 3 of the Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB)

15. Letter on Unaudited Interim Financial Information(included in Financial Statements in Item 1 of this Quarterly Report on Form 10-QSB)

18.  Letter on Change in Accounting Principles (Not applicable)

19.  Reports Furnished to Security Holders (Not applicable)

22.  Published Report Regarding Matters Submitted to Vote (not applicable)

24.  Power of Attorney (Not applicable)

27.  Financial Data Schedule

99   Other (not applicable)

*Previously filed as exhibits to Amendment No. 1 to Registration Statement on Form 10-SB filed with the SEC on August 2, 1999.

     (b)  Reports on Form 8-K

     We have not filed any reports on Form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Las Vegas, State of Nevada, on August 18, 2000.


                                             Elast Technologies, Inc.,
                                             a Nevada corporation

                                             By:
                                                 -------------------------------
                                                  Thomas Krucker
                                             Its: President