Form 10QSB/A
period 2000-06-30
ELAST TECHNOLOGIES INC
filed 2000-08-30
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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


      Loss per common share-
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

                                                                                      Elast Technologies, Inc.
                                                     Elast Technologies Corporation  (Formerly Med Mark, Inc.)
                                                         (A Delaware Corporation)      (A Nevada Corporation)
                                                          ----------------------        --------------------     Price    Additional
                                                             Common     Common          Common      Common        Per       Paid-in
                                                             Shares     Stock           Shares      Stock        Share      Capital
                                                             ------     -----           ------      -----        -----      -------
Balance, June 12, 1996 (inception)                              --          --           --           --           --          --

Shares issued for the medical device
  license                                                  3,200,000   $   3,200         --           --           --     $  (2,400)

Shares issued for legal services                              21,332          21         --           --      $    0.31       6,698
Contribution of funds expended by the
  major shareholder on the Company's behalf                     --          --           --           --           --         4,167
Shares issued in private placement                           546,672         547         --           --           0.38     204,453
Net loss from inception to December 31, 1996                    --          --           --           --
                                                           ---------   ---------    ---------   ----------    ---------   ---------
Balance, December 31, 1996                                 3,768,004       3,768         --           --           --       212,918
  Contribution of funds expended by the major
     shareholder on the Company's behalf                        --          --           --           --           --         1,500
   Net loss for the year ended December 31, 1997                --          --           --           --           --          --
                                                           ---------   ---------    ---------   ----------    ---------   ---------
Balance, December 31, 1997                                 3,768,004       3,768         --           --           --     $ 214,418
                                                           ---------   ---------    ---------   ----------    ---------   ---------


                                                                         Deficit                   Less:
                                                            Detachable Accumulated                 Common
                                                              Stock     During the                 Stock
                                                             Purchase  Development              Subscription
                                                             Warrants     Stage     Subtotal     Receivable     Total
                                                             --------     -----     --------     ----------     -----

Balance, June 12, 1996 (inception)                              --          --           --           --           --

Shares issued for the medical device
  license                                                       --          --      $     800         --      $     800

Shares issued for legal services                                --          --          6,719         --          6,719
Contribution of funds expended by the
  major shareholder on the Company's behalf                     --          --          4,167         --          4,167
Shares issued in private placement                              --          --        205,000    $ (10,000)     195,000
Net loss from inception to December 31, 1996                    --          --      $ (38,309)     (38,309)        --
                                                           ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1996                                      --       (38,309)     178,377      (10,000)     168,377
  Contribution of funds expended by the major
     shareholder on the Company's behalf                        --          --          1,500         --          1,500
   Net loss for the year ended December 31, 1997                --          --        (62,722)     (62,722)        --
                                                           ---------   ---------    ---------    ---------    ---------
Balance, December 31, 1997                                      --     $(101,031)   $ 117,155    $ (10,000)   $ 107,155
                                                           ---------   ---------    ---------    ---------    ---------

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

                                                                      Elast Technologies, Inc.
                                       Elast Technologies Corporation (Formerly Med Mark, Inc.)
                                           (A Delaware Corporation)     (A Nevada Corporation)         Price       Additional
                                            ----------------------       --------------------
                                             Common         Common         Common       Common          Per          Paid-in
                                             Shares          Stock         Shares       Stock          Share         Capital
                                             ------          -----         ------       -----          -----         -------
Balance, December 31, 1997                  3,768,004    $     3,768           --            --            --     $   214,418
  Shares outstanding prior to the
    reorganization                               --             --        1,220,000   $     1,220          --          29,506
  Shares issued in private placement          394,000            394           --            --     $      0.50       196,606
  Payment of receivable arising from
    issuance of common stock                     --             --             --            --            --            --
  Shares issued on the exercise of
    warrants                                  506,640            507           --            --            0.38       189,483
  Shares issued to consultant in
    connection with the reorganization      1,007,472          1,007           --            --            0.38       376,791
  Shares issued and surrendered in
    the acquisition of Elast
    Technologies, Inc. (a Nevada
    Corporation) (reverse merger)          (5,676,116)        (5,676)     5,676,116         5,676          --            --
  Shares issued for consulting
    services, engineering services, and
    employee compensation                        --             --          270,000           270          1.51       407,095
  Shares issued to an existing
    shareholder to correct a stock
    issuance error                               --             --           13,332            13          --             (13)
  Net loss for the year ended
    December 31, 1998                            --             --             --            --            --            --
                                          -----------    -----------    -----------   -----------   -----------   -----------
Balance, December 31, 1998                       --             --        7,179,448   $     7,179          --     $ 1,413,886
                                          -----------    -----------    -----------   -----------   -----------   -----------


                                                          Deficit                        Less:
                                             Detachable Accumulated                     Common
                                               Stock     During the                      Stock
                                              Purchase  Development                   Subscription
                                              Warrants     Stage         Subtotal      Receivable        Total
                                              --------     -----         --------      ----------        -----
Balance, December 31, 1997                       --     $  (101,031)   $   117,155    $   (10,000)   $   107,155
  Shares outstanding prior to the
    reorganization                               --            --           30,726           --           30,726
  Shares issued in private placement             --            --          197,000           --          197,000
  Payment of receivable arising from
    issuance of common stock                     --            --             --           10,000         10,000
  Shares issued on the exercise of
    warrants                                     --            --          189,990           --          189,990
  Shares issued to consultant in
    connection with the reorganization           --            --          377,798           --          377,798
  Shares issued and surrendered in
    the acquisition of Elast
    Technologies, Inc. (a Nevada
    Corporation) (reverse merger)                --            --             --             --             --
  Shares issued for consulting
    services, engineering services, and
    employee compensation                        --            --          407,365           --          407,365
  Shares issued to an existing
    shareholder to correct a stock
    issuance error                               --            --             --             --             --
  Net loss for the year ended
    December 31, 1998                            --      (1,102,374)    (1,102,374)          --       (1,102,374)
                                          -----------   -----------    -----------    -----------    -----------
Balance, December 31, 1998                       --     $(1,203,405)   $   217,660           --      $   217,660
                                          -----------   -----------    -----------    -----------    -----------

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



                                                                           Elast Technologies, Inc.
                                           Elast Technologies Corporation  (Formerly Med Mark, Inc.)
                                              (A Delaware Corporation)       (A Nevada Corporation)
                                              -----------------------        ----------------------        Price        Additional
                                               Common        Common           Common         Common         Per          Paid-in
                                               Shares         Stock           Shares         Stock         Share         Capital
                                               ------         -----           ------         -----         -----         -------
Balance, December 31, 1998                        --            --          7,179,448   $     7,179          --      $ 1,413,886
  Shares issued in private placement              --            --            205,900           206   $      1.50        308,044
  Shares issued in private placement              --            --            500,000           500          0.59        294,482
  Shares issued for consulting services           --            --             26,133            26          1.54         40,126
  Shares issued for research and
    development services                          --            --             50,000            50          1.48         73,950
  Net loss for the year ended
    December 31, 1999                             --            --               --            --            --             --
                                             ---------     ---------        ---------   -----------   -----------    -----------
Balance, December 31, 1999                        --            --          7,961,481         7,961          --        2,130,488
                                             ---------     ---------        ---------   -----------   -----------    -----------
  Shares issued in private placement              --            --            273,334           274          1.30        356,394
  Shares issued, currently in litigation          --            --            266,000           266          0.00           (266)
  Shares issued as officer
    compensation                                  --            --            144,000           144          2.01        289,516
  Shares issued for consulting services           --            --             50,000            50          1.77         88,400
  Shares issued for consulting services           --            --             56,400            56          2.33        131,169
  Shares issued in settlement of
    litigation                                    --            --             40,000            40          0.71         28,360
  Net loss for the six months ended
    June 30, 2000                                 --            --               --            --            --            --
                                             ---------     ---------        ---------   -----------   -----------    -----------
Balance, June 30, 2000 (unaudited)                --            --          8,791,215   $     8,791          --      $ 3,024,061
                                             ---------     ---------        ---------   -----------   -----------    -----------

                                                               Deficit                      Less:
                                                Detachable   Accumulated                   Common
                                                   Stock     During the                     Stock
                                                 Purchase    Development                 Subscription
                                                 Warrants       Stage         Subtotal    Receivable     Total
                                                 --------       -----         --------    ----------     -----
Balance, December 31, 1998                           --      $(1,203,405)   $ 217,660          --      $ 217,660
  Shares issued in private placement                 --             --        308,250          --        308,250
  Shares issued in private placement          $   205,000           --        499,982          --        499,982
  Shares issued for consulting services              --             --         40,152          --         40,152
  Shares issued for research and
    development services                             --             --         74,000          --         74,000
  Net loss for the year ended
    December 31, 1999                                --         (976,928)    (976,928)         --       (976,928)
                                              -----------    -----------    ---------      --------    ---------
Balance, December 31, 1999                        205,000     (2,180,333)     163,116          --        163,116
                                              -----------    -----------    ---------      --------    ---------
  Shares issued in private placement                 --             --        356,668          --        356,668
  Shares issued, currently in litigation             --             --           --            --           --
  Shares issued as officer
    compensation                                     --             --        289,660          --        289,660
  Shares issued for consulting services              --             --         88,450          --         88,450
  Shares issued for consulting services              --             --        131,225          --        131,225
  Shares issued in settlement of
    litigation                                       --             --         28,400          --         28,400
  Net loss for the six months ended
    June 30, 2000                                    --       (1,228,695)    (1,228,695)        --              --
                                              -----------    -----------    ---------      --------    ---------
Balance, June 30, 2000 (unaudited)            $   205,000    $(3,409,028)   $(171,176)         --      $(171,176)
                                              -----------    -----------    ---------      --------    ---------


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

--------------------------------------------------------------------------------

                                                                                                       Period from
                                                                   For the            For the         June 12, 1996
                                                              Six Months Ended   Six Months Ended    (Inception) to
                                                                June 30, 2000      June 30, 1999      June 30, 2000
                                                                -------------      -------------      -------------
       Cash flows provided by financing activities:

           Acquisition of MedMark, Inc.                                  --                 --           $    30,726
           Proceeds from the exercise of warrants                        --                 --               189,990
           Payment of common stock subscription receivable               --                 --                10,000
           Proceed from the issuance of notes payable             $   450,832               --               450,832
           Proceeds from the issuance of common stock                 356,668        $   308,250           1,556,900
           Contribution to additional paid-in capital                    --                 --                 5,667
                                                                  -----------        -----------         -----------
      Cash provided by financing activities                           807,500            308,250           2,244,115
                                                                  -----------        -----------         -----------
      Net increase (decrease) in cash                                  52,809            (12,868)            258,524

      Cash at beginning of period                                     205,715            226,818                --
                                                                  -----------        -----------         -----------

      Cash at end of period                                       $   258,524        $   213,950         $   258,524
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

                                                                                                   For the
                                                                                 For the         Three Months
                                                                           Three Months Ended       Ended
                                                                              June 30, 2000     June 30, 1999
                                                                              -------------     -------------
     Net loss available to common stockholders                                 $  383,735        $  161,468
     Weighted-average shares, basic and diluted                                 8,764,402         7,274,406
                                                                               ----------        ----------
     Loss per common share, basic and diluted                                  $     0.04        $     0.02
                                                                               ==========        ==========

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

5.   Stock Transactions, Continued

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

On April 14, 2000, we announced that we had entered into a tentative merger agreement with Bioelectronics Corp., a privately held research and development company based in Maryland which also utilizes electronic technology to address bio-electric medical needs. The merger agreement was subject to completion and execution of final merger documents, and also subject to shareholder approval. In contemplation that the merger would be consummated, Andrew Whelan, the Chief Executive Officer of Bioelectronics Corp., began serving as our chief operating officer, and began using our research and development facilities to further development of products derived from Bioelectronics Corp.'s patented Portic Electronic Bandage. Mr. Whelan recently informed us that Biolectronics Corp. may no longer desire to consummate the merger or, in the alternative, may desire to modify the tentative merger agreement. We are continuing to negotiate with Mr. Whelan and Bioelectronics Corp. regarding the proposed merger, because we believe our proposed merger with Bioelectronics Corp. would result in shared technology and marketing expertise. Both companies are involved in similar electromedical research and both are dedicated to the provision of convenient, reliable and cost- effective medical care. The expanding use of Transcutaneous Nerve Stimulation (TENS) for pain mitigation, the effective use of electricity in non-union bone fusion, and the growing body of research establishing the body's own use of electrical circuits have driven the advancement of electromedicine in the fields in which both we and Bioelectronics Corp. are concentrating our research and development activities.

Liquidity  and  Available  Cash for  Operations.  We believe  our  current  cash resources are sufficient to fund our research and development activities relating to the ELAST Device(TM) over the next 3 months, but we may require additional capital as early as the fourth quarter of fiscal 2000 if our current spending on research and development continues at its present rate. Specifically, in the first six months of fiscal 2000, we spent cash in the amount of $754,691, which is approximately $126,000 per month. However, at June 30, 2000, our cash and equivalents totaled $258,524, with liabilities of $514,648. Those liabilities included accounts payable of $5,543, accrued payroll taxes of $46,007, and accrued interest expense of $12,266. At June 30, 2000, we had outstanding notes payable totaling $450,832. Those notes are payable to two individuals, and each note has an effective interest rate of 9% per annum, maturing on June 30, 2002. Interest payments are due quarterly. The notes also may be converted into shares of our common stock.

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