Form 10QSB
period 2000-09-30
ELAST TECHNOLOGIES INC
filed 2000-11-21
CIK 1080924

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB
  QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT
                        REPORTING REQUIREMENTS

[X]   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE  ACT  OF  1934 FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER  30,
2000.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to ___________________

                     Commission File Number: 000-






                       ELAST TECHNOLOGIES, INC.
        (Exact name of registrant as specified in its charter)







Nevada                000-                        88-0380544
(State of             (Commission           (I.R.S. Employer
organization)         File Number)       Identification No.)

2505 Rancho Bel Aire, Las Vegas, NV 89107
(Address of principal executive offices)

Registrant's telephone number, including area code 702.878.8310

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
Yes X

There are 10,129,215 shares of common stock issued and outstanding as of September 30, 2000.

                    PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited   financial  statements  for  the  quarter   ended
            September 30, 2000.

                       Elast Technologies, Inc.
                 (A Company in the Development Stage )
            Index to the Consolidated Financial Statements
                              (Unaudited)
                     As of September 30, 2000 and
 For Each of the Three and Nine Month Periods Ended September 30, 2000
                             and 1999 and
  For the Period from June 12, 1996 (Inception) to September 30, 2000



   Consolidated    Financial   Statements   (Unaudited)    of    Elast
   Technologies, Inc.:
       Consolidated    Balance   Sheet   (Unaudited),
       September 30, 2000                                    1
       Consolidated    Statements    of    Operations
       (Unaudited)  for Each of the  Three  and  Nine
       Month  Periods Ended September  30,  2000  and
       1999  and  for the Period from June  12,  1996        2
       (Inception) to September 30, 2000
       Consolidated   Statements   of   Shareholders'
       Deficit  (Unaudited) for the Period from  June
       12, 1996 (Inception) to September 30, 2000            3
       Consolidated   Statements   of   Cash    Flows
       (Unaudited) for Each of the Nine Month Periods
       Ended September 30, 2000 and 1999 and for  the
       Period  from  June  12,  1996  (Inception)  to        6
       September 30, 2000
       Notes to the Consolidated Financial Statements        9
       (Unaudited)


                       Elast Technologies, Inc.
                 (A Company in the Development Stage )
                      Consolidated Balance Sheet
                              (Unaudited)
                          September 30, 2000




                                   ASSETS
Current assets:
   Cash and equivalents                                            $  49,858
   Advances to officer                                                40,677
   Deposit                                                            18,000

                                                                  ----------

         Total current assets                                        108,535

Property and equipment, net                                           24,288

Deposit                                                                2,528
   License, net                                                          120

                                                                  ----------

   Total  assets                                                  $  135,471

                                                                  ==========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT



Current liabilities:
   Accounts payable, trade                                         $  22,096
   Accrued payroll taxes                                              46,007
                                                                  ----------
      Total  liabilities                                              68,103

                                                                  ----------

Commitments and contingencies
Shareholders' deficit:
   Common stock, $.001 par value; 25,000,000 shares
   authorized; 10,129,215 shares issued and
   outstanding at September 30, 2000                                  10,129
   Additional paid-in capital                                      4,136,941
   Additional paid-in capital for warrants                           205,000
   Common stock receivable                                          (90,000)
   Deficit accumulated during the development stage              (4,194,702)

   Total shareholders' deficit                                        67,368
                                                                  ----------
   Total liabilities and shareholders' deficit                    $  135,471
                                                                  ==========


    The accompanying notes are an integral part of the consolidated financial statements.


                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
                      Consolidated Statements of Operations
                                   (Unaudited)
 For  Each of the Three and Nine Month Periods Ended September 30, 2000 and 1999
                                       and
      For the Period from June 12, 1996  (Inception) to September 30, 2000

                                                                      Period from
                         For theThree Months    For the Nine Months     June 12,
                                Ended                                     1996
                           September  30,       Ended September 30,   (Inception)
                                                                           to
                          2000        1999        2000        1999     September
                                                                        30, 2000

Operating costs:

  Officers              $  51,216    $  69,696 $  449,190   $ 106,496   $  997,609
compensation
  Research and             55,105      110,792    196,849     181,777      702,914
development
  Legal and               475,959       57,340    663,801     202,874    1,302,178
professional
  Investor relations      135,504       20,836    193,872      76,896      518,713

  Financing consulting          -            -    219,675           -      279,675
fee

  Other operating
costs

and expenses               58,101       80,879    277,397     135,761      411,310

                        ---------   ---------- ----------   --------- ------------

    Total operating       775,885      339,543  2,000,784     703,804    4,212,399
costs

Interest expense           10,220            -     22,515           -       22,515

Interest income             (431)      (3,168)    (8,930)     (7,143)     (40,212)

                        ---------   ---------- ----------   --------- ------------

Net loss                $ 785,674  $  336,375 $2,014,369   $ 696,661  $  4,194,702
                        =========  =========== ==========   ========= ============

   Loss per common
share -
                          $  0.09      $  0.04    $  0.23     $  0.09      $  0.70
basic and diluted
                        =========  =========== ==========   ========= ============
                                =                      ==          ==            =

    The accompanying notes are an integral part of the consolidated financial statements.





                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
                Consolidated Statements of Shareholders' Deficit
                                   (Unaudited)
       For the Period from June 12, 1996 (Inception) to September 30, 2000




                                                                  Elast Technologies,
                                                                         Inc.
                                         Elast Technologies       (Formerly Med Mark,
                                             Corporation                 Inc.)
                                             (A Delaware         (A Nevada Corporation      Price
                                            Corporation)
                                          Common      Common      Common      Common         per
                                           Stock       Share      Stock       Shares       Capital

Balance, June 12, 1996 (inception)                 -         -           -            -             -

Shares issued for the medical device       3,200,000  $  3,200           -            -
license
Shares issued for legal services              21,332        21           -            -       $  0.31
Contribution of funds expended
by the major shareholder
on the Company's behalf                            -         -           -            -
Shares issued in private placement           546,672       547           -            -          0.38
Net loss from inception to December                -         -           -            -
31, 1996
                                          ---------- ---------   ---------   ----------   -----------
Balance, December 31, 1996                 3,768,004     3,768           -            -
Contribution of funds expended
by the major shareholder
on the Company's behalf                            -         -           -            -
Net loss for the year
ended December 31, 1997                            -         -           -            -
                                          ---------- ---------   ---------   ----------   -----------
Balance, December 31, 1997                 3,768,004     3,768           -            -
                                          ========== =========   =========   ==========   ===========

    The accompanying notes are an integral part of the consolidated financial statements.





                                                                    Deficit                     Less:
                                                      Detachable  Accumulated                  Common
                                         Additional     Stock      During the                   Stock
                                           Paid-in     Purchase   Development                Subscription
                                           Capital     Warrants      Stage       Subtotal    Receivable     Total

Balance, June 12, 1996 (inception)                 -            -            -            -            -           -

Shares issued for the medical device       $ (2,400)            -            -       $  800            -      $  800
license
Shares issued for legal services               6,698            -            -        6,719            -       6,719
Contribution of funds expended by the
major
   shareholder on the Company's behalf         4,167            -            -        4,167            -       4,167
Shares issued in private placement           204,453            -            -      205,000  $  (10,000)     195,000
Net loss from inception to December 31,            -            -   $ (38,309)     (38,309)            -    (38,309)
1996
                                          ----------   ----------  -----------   ----------  -----------  ----------
                                                                             -
Balance, December 31, 1996                   212,918            -     (38,309)      178,377     (10,000)     168,377
Contribution of funds expended
by the major shareholder
on the Company's behalf                        1,500            -            -        1,500            -       1,500
Net loss for the year ended December               -            -     (62,722)     (62,722)            -    (62,722)
31, 1997
                                          ----------   ----------  -----------   ----------  -----------  ----------
                                                                             -
Balance, December 31, 1997                $  214,418            -  $ (101,031)  $  117,155  $  (10,000)  $  107,155
                                          ==========   ==========  ===========   ==========  ===========  ==========




                            Elast Technologies, Inc.

                      (A Company in the Development Stage )

                Consolidated Statements of Shareholders' Deficit

                                   (Unaudited)

       For the Period from June 12, 1996 (Inception) to September 30, 2000





                                                                    Elast Technologies,
                                                                           Inc.
                                          Elast Technologies        (Formerly Med Mark,
                                             Corporation                   Inc.)
                                       (A Delaware Corporation)    (A Nevada Corporation       Price
                                        Common        Common        Common      Common          per
                                         Stock         Share        Stock       Shares        Capital

Balance, December 31, 1997              3,768,004        $ 3,768           -            -
Shares outstanding prior
to the  reorganization                          -              -   1,220,000      $ 1,220          29,506
Shares issued in private placement        394,000            394           -            -          $ 0.50
Payment of  receivable arising  from
issuance
of common stock                                 -              -           -            -               -
Shares issued on the exercise of          506,640            507           -            -            0.38
warrants
Shares issued to consultant in
connection
with the reorganization                 1,007,472          1,007           -            -            0.38
Shares issued and surrendered in the
acquisition of
Elast Technologies, Inc.
(a   Nevada Corporation)
 (reverse merger)                     (5,676,116)        (5,676)   5,676,116        5,676
Shares issued for consulting
services,
   engineering services, and
employee
   compensation                                 -              -     270,000          270            1.51
Shares issued to an existing
  shareholder to correct
  a stock issuance error                        -              -      13,332           13
Net loss for the year ended
December 31, 1998                               -              -           -            -
                                       ----------    -----------   ---------   ----------     -----------
Balance, December 31, 1998                      -              -   7,179,448      $ 7,179
                                       ==========    ===========   =========   ==========     ===========

    The accompanying notes are an integral part of the consolidated financial statements.





                                                               Deficit                   Less:
                                                  Detachabl  Accumulated                Common
                                                      e
                                      Additional    Stock     During the                 Stock
                                        Paid-in   Purchase   Development              Subscription
                                        Capital   Warrants      Stage      Subtotal   Receivable     Total

Balance, December 31, 1997              $ 214,418         -   $ (101,031)  $ 117,155   $ (10,000)   $ 107,155
Shares outstanding prior to the            29,506         -             -     30,726            -      30,726
reorganization
Shares issued in private placement        196,606         -             -    197,000            -     197,000
Payment of  receivable arising
  from issuance of common stock                 -         -             -     10,000       10,000
Shares issued on the exercise of          189,483         -             -    189,990            -     189,990
warrants
Shares issued to consultant in
connection
with the reorganization                   376,791         -             -    377,798            -     377,798
Shares issued and surrendered in the
  acquisition of Elast Technologies,
Inc.
  (a Nevada Corporation)
   (reverse merger)                             -         -             -          -            -           -
Shares issued for consulting
services,
   engineering services, and
employee
   compensation                           407,095         -             -    407,365            -     407,365
Shares issued to an existing
  shareholder to correct
  a stock issuance error                     (13)         -             -          -            -           -
Net loss for the year ended
December 31, 1998                               -         -   (1,102,374)  (1,102,374)          -  (1,102,374)
                                       ---------- ---------     ---------  ---------  -----------  ----------
Balance, December 31, 1998            $ 1,413,886         -  $(1,203,405)  $ 217,660            -   $ 217,660
                                       ========== =========  ============  =========  ===========  ==========



                            Elast Technologies, Inc.

                      (A Company in the Development Stage )

                Consolidated Statements of Shareholders' Deficit

                                   (Unaudited)

       For the Period from June 12, 1996 (Inception) to September 30, 2000




                                                                 Elast Technologies,
                                                                        Inc.
                                        Elast Technologies       (Formerly Med Mark,
                                            Corporation                 Inc.)
                                            (A Delaware         (A Nevada Corporation      Price
                                           Corporation)
                                        Common       Common      Common      Common         per
                                         Stock       Share        Stock      Shares       Capital

Balance, December 31, 1998                      -           -    7,179,448     $ 7,179
Shares issued in private placement              -           -      205,900         206       $ 1.50
Shares issued in private placement              -           -      500,000         500         0.59
Shares issued for consulting                    -           -       26,133          26         1.54
services
Shares issued for research
and development services                        -           -       50,000          50         1.48
Net loss for the year ended
December 31, 1999                               -           -            -           -
                                       ----------  ----------    ---------  ----------  -----------
                                                            -
Balance, December 31, 1999                      -           -    7,961,481       7,961
                                       ----------  ----------    ---------  ----------  -----------
                                                            -
Shares issued in private placement              -           -      323,334         324         1.10
Shares issued, currently in                     -           -      266,000         266         0.00
litigation
Shares issued as officer                        -           -      144,000         144         2.01
compensation
Shares issued for consulting                    -           -       50,000          50         1.77
services
Shares issued for consulting                    -           -       56,400          56         2.33
services
Shares issued in a settlement of a              -           -       40,000          40         0.71
dispute
Shares issued in satisfaction of                -           -      500,000         500         0.95
debt
Shares issued in private placement              -           -       50,000          50         1.00
Shares issued for consulting                    -           -      300,000         300         0.72
services
Shares issued for consulting                    -           -      100,000         100         0.50
services
Shares issued for consulting                    -           -       88,000          88         1.13
services
Shares issued for consulting                    -           -      250,000         250         0.90
services
Net loss for the nine
  months ended September 30, 2000               -           -            -           -
                                       ----------  ----------    ---------  ----------  -----------
                                                            -
Balance,    September    30,    2000            -           -   10,129,215    $ 10,129
(unaudited)
                                       ==========   =========   ==========   =========  ===========


    The accompanying notes are an integral part of the consolidated financial statements.


                                                                Deficit                         Less:
                                                  Detachable  Accumulated                      Common
                                    Additional      Stock      During the                       Stock
                                      Paid-in      Purchase   Development                   Subscription
                                      Capital      Warrants      Stage         Subtotal      Receivable      Total

Balance, December 31, 1998          $ 1,413,886             -            $        $ 217,660             -   $ 217,660
                                                               (1,203,405)
Shares issued in private placement      308,044             -            -          308,250             -     308,250
Shares issued in private placement      294,482     $ 205,000            -          499,982             -     499,982
Shares issued for consulting             40,126             -            -           40,152             -      40,152
services
Shares issued for research
and development services                 73,950             -            -           74,000             -      74,000
Net loss for the year ended
December 31, 1999                             -             -    (976,928)        (976,928)             -   (976,928)
                                     ----------       -------  -----------    -------------  ------------ -----------
Balance, December 31, 1999            2,130,488       205,000  (2,180,333)          163,116             -     163,116
                                     ==========    ==========  ===========    =============  ============ ===========
                                                                        ==
Shares issued in private placement      356,344             -            -          356,668             -     356,668
Shares issued, currently in               (266)             -            -                -             -           -
litigation
Shares issued as officer                289,516             -            -          289,660             -     289,660
compensation
Shares issued for consulting             88,400             -            -           88,450             -      88,450
services
Shares issued for consulting            131,169             -            -          131,225             -     131,225
services
Shares issued in a settlement
of a dispute                             28,360             -            -           28,400             -      28,400
Shares issued in satisfaction of        472,818             -            -          473,318             -     473,318
debt
Shares issued in private placement       49,950             -            -           50,000             -      50,000
Shares issued for consulting            216,600             -            -          216,900             -     216,900
services
Shares issued for consulting             49,900             -            -           50,000             -      50,000
services
Shares issued for consulting             98,912             -            -           99,000             -      99,000
services
Shares issued for consulting            224,750             -            -          225,000      (90,000)     135,000
services
Net loss for the nine
  months ended September 30, 2000             -             -  (2,014,369)      (2,014,369)             - (2,014,369)
                                     ----------       -------  -----------    -------------  ------------ -----------
Balance, September 30, 2000         $ 4,136,941     $ 205,000 $(4,194,702)        $ 157,368      (90,000)    $ 67,368
(unaudited)
                                     ==========    ==========  ===========    =============  ============ ===========



                       Elast Technologies, Inc.
                 (A Company in the Development Stage )
                 Consolidated Statements of Cash Flows
                              (Unaudited)
 For  Each of the Nine Month Periods Ended September 30, 2000 and 1999
                                  and

 For the Period from June 12, 1996  (Inception) to September 30, 2000



                                   For the      For the        June 12, 1996
                                   Nine Months  Nine Months    (Inception)
                                   Ended        Ended          to
                                   September    September 30,  September
                                   30, 2000     1999           30, 2000

Cash flows from operating
activities:
      Net loss                    $(2,014,369)    $ (696,661)   $(4,194,702)

   Adjustments to reconcile net
    loss to net cash  used in
    operating activities:
      Depreciation and                   4,263          2,586          7,739
amortization
   Issuance of stock for services    1,010,235        102,500      1,969,781
   Loss on sale of asset                     -              -          2,608
     Issuance of stock in a             28,400              -         28,400
settlement
   Increase in assets:
     Advances to officer              (40,677)              -       (40,677)

      Deposit, noncurrent              (2,528)              -        (2,528)
   Increase (decrease) in
liabilities:
       Accounts payable, trade           7,482        (8,511)          7,482
       Accrued payroll taxes             7,109              -          7,109
       Accrued interest                 22,486              -         22,486
                                    ----------     ----------    -----------
   Cash used in operating            (977,599)      (600,086)    (2,192,302)
activities
                                    ==========     ==========    ===========
Cash flows provided by (used in)
investing activities:
       Purchase of equipment          (17,759)       (20,092)        38,956)
      Deposit on lab equipment        (18,000)              -       (18,000)
      Sale of equipment                      -              -          5,000
                                    ----------     ----------    -----------
   Cash used in investing             (35,759)       (20,092)       (51,956)
activities
                                    ==========     ==========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.


                       Elast Technologies, Inc.
                 (A Company in the Development Stage )
                 Consolidated Statements of Cash Flows
                              (Unaudited)
 For  Each of the Nine Month Periods Ended September 30, 2000 and 1999
                                  and

 For the Period from June 12, 1996  (Inception) to September 30, 2000



                                                             Period from
                              For the         For the        June 12, 1996
                              Nine Months     Nine Months    (Inception)
                              Ended           Ended          to
                              September 30,   September 30,  September 30,
                              2000            1999           2000
Cash flows provided by
financing activities:
     Acquisition of MedMark,               -              -       $ 30,726
Inc.
Proceeds from the exercise of
    warrants                               -              -        189,990
Payment of common stock
subscription receivable                    -              -         10,000
Proceed from the issuance
of notes payable                   $ 450,832              -        450,832
Proceeds from the issuance
of common stock                      406,669      $ 620,510      1,606,901
Contribution to additional
paid-in capital                            -              -          5,667
                                  ----------     ----------    -----------
   Cash provided by financing
    activities                       857,501        620,510      2,294,116
                                  ==========     ==========    ===========
   Net increase(decrease) in       (155,857)            332         49,858
cash
   Cash at beginning of              205,715        226,818              -
period
                                  ==========     ==========    ===========
   Cash at end of period            $ 49,858      $ 227,150       $ 49,858
                                  ==========     ==========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.


                       Elast Technologies, Inc.
                 (A Company in the Development Stage )
                 Consolidated Statements of Cash Flows
                              (Unaudited)
 For  Each of the Nine Month Periods Ended September 30, 2000 and 1999
                                  and

 For the Period from June 12, 1996  (Inception) to September 30, 2000







           Supplemental Disclosure of Cash Flow Information

                                                               Period from
                                 For the        For the        June 12, 1996
                                 Nine Months    Nine Months    (Inception)
                                 Ended          Ended          to
                                 September      September 30,  September 30,
                                 30, 2000       1999           2000
Interest paid                                -              -        $ 1,375
Income taxes paid                            -              -        $ 1,973



    Supplemental Schedule of
Non-Cash Investing and Financing
           Activities

Assets acquired in non-cash
transactions:
   Acquisition of medical device
    license                                  -              -          $ 800
   Increase in common stock
    subscription receivable                  -              -       $ 10,000
      Issuance of common stock               -              -     $ (10,800)


Payment of notes payable though
the issuance of common stock:
   Notes payable                     $ 450,832              -      $ 450,832
   Increase in common stock
    subscription receivable           $ 22,486              -       $ 22,486
     Common stock                      $ (500)              -        $ (500)
   Additional paid-in capital      $ (472,818)              -    $ (472,818)


Issuance of common stock for

 legal services to be provided:
   Common stock receivable            $ 90,000              -       $ 90,000
   Common stock                        $ (100)              -        $ (100)
   Additional paid-in capital       $ (89,900)              -      $ (89,900

    The accompanying notes are an integral part of the consolidated financial statements.



                    Elast Technologies, Inc.
              (A Company in the Development Stage )
           Notes to Consolidated Financial Statements
                           (Unaudited)
For  Each of the Nine Month Periods Ended September 30, 2000 and
                            1999 and

 For the Period from June 12, 1996  (Inception) to September 30,
                              2000






1. Basis of Presentation
   In the opinion the management of Elast Technologies, Inc. (a development stage company) (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of September 30, 2000, the results of its operations for the three and nine months ended September 30, 2000 and 1999 and for the period from June 12, 1996 (inception) to September 30, 2000, the statements of shareholders' deficit for the period from September 12, 1996 (inception) to September 30, 2000, and the statement of cash flows for the three and nine months ended September 30, 2000 and 1999 and for the period from June 12, 1996 (inception) to September 30, 2000.
   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
2.   Development Stage Operations
   Elast Technologies, Inc. (a development stage company) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first product, a non-invasive medical device to test for allergies with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the development of the medical device and the raising of equity capital. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to successfully market its yet to be developed products and obtain additional capital.


                    Elast Technologies, Inc.
              (A Company in the Development Stage )
           Notes to Consolidated Financial Statements
                           (Unaudited)
For  Each of the Nine Month Periods Ended September 30, 2000 and
                            1999 and

 For the Period from June 12, 1996  (Inception) to September 30,
                              2000





3. Loss Per Common Share
   In the Company's year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings per Share. Loss per common share has been calculated in accordance with this statement. Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.
   The computations of basic and diluted loss per common share for the periods follow.

                                  For the         For the

                                  Three Months    Three Months
                                  Ended           Ended

                                  September  30,  September 30,
                                  2000            1999
  Net loss available to common
   stockholders                        $ 785,674       $ 336,375
  Weighted-average shares,
   basic and diluted                   9,193,563       7,927,648

  Loss per common share,              ----------      ----------

basic and diluted                          $0.09           $0.04
                                     ===========      ==========

                                                      Period
                                                      from

                               For the    For the     June 12,
                                                      1996

                               Nine       Nine        (Inception
                               Months     Months      ) to
                               Ended      Ended

                               September  September   September
                               30, 2000   30, 1999    30, 2000
   Net loss available to
common
   stockholders                        $    $ 696,661           $
                               2,014,369                4,194,702

   Weighted-average shares,
   basic and diluted           8,737,424    7,690,164   6,020,100

   Loss per common share,      ---------    ---------   ---------
                                       -

   basic and diluted              $ 0.23       $ 0.09      $ 0.70
                               =========   ==========  ==========
                                       =                        =

                    Elast Technologies, Inc.
              (A Company in the Development Stage )
           Notes to Consolidated Financial Statements
                           (Unaudited)
For  Each of the Nine Month Periods Ended September 30, 2000 and
                            1999 and

 For the Period from June 12, 1996  (Inception) to September 30,
                              2000





4. Notes Payable
   Uncollateralized
   Notes payable at September 30, 2000 follow.
                                                    2000
Notes  payable to two  individuals,
each  with  an  effective  interest
rates of 9% per annum, maturing  on
June  30,  2002.  Interest payments            $ 450,832
are due quarterly.
Less: The two individuals converted
their debts and the related accrued
interest ($22,486 at September  30,
2000  into Company stock (see  Note            (450,832)
5).
                                             -----------
Total notes payable                                    -
                                             ===========
5. Stock Transactions
   Shares Issued for Officer Compensation
   In   2000,  the  Company  issued  144,000  shares  as  officer
   compensation follow.
      In 2000, the Company issued 19,000 shares to an officer as compensation. The shares were valued at fair value, and the Company recognized compensation expense of $24,035.
      A dispute arose between the Company and a former officer and director of the Company. In December 1999, this former officer and director was removed from the Board of Directors and terminated as an officer. The Company engaged in discussions with this individual seeking a settlement of this matter provided the terms of such settlement were reasonable and in the best interests of the Company. In this connection, the Company eventually entered into an agreement in which the Company issued 125,000 shares of the Company's common stock in settlement of the termination dispute between the Company and a former officer and director regarding his removal from the Board of Directors and termination as an officer. The Company recognized compensation expense of $265,625 in the first quarter of 2000 based on the fair value of the shares at the time of issuance. Subsequently, the Company believes the former officer breached the settlement agreement and, in August 2000, filed suit against him.
                    Elast Technologies, Inc.
              (A Company in the Development Stage )
           Notes to Consolidated Financial Statements
                           (Unaudited)
For  Each of the Nine Month Periods Ended September 30, 2000 and
                            1999 and

 For the Period from June 12, 1996  (Inception) to September 30,
                              2000





5. Stock Transactions, Continued
   Private Placement Offering
   In  2000,  the Company, in a private placement offering,  sold
   323,334 shares of common stock at $1.10.
   In  2000,  the Company, in a private placement offering,  sold
   50,000 shares of common stock at $1.00.
   Shares Issued for Services
   In 2000, the Company issued 844,400 shares for finance consulting service as follows:

      Consultants were issued 50,000 shares for their finance consulting services. The shares were valued at their fair value at the time of issuance, $1.77 per share.

      Consultants  were  issued 56,400 shares for  their  finance consulting and public relations services.  The shares  were valued  at their fair value at the time of issuance,  $2.33 per share.

      Consultants were issued 88,000 shares for their public relations services. The shares were valued at their fair value at the time of issuance, $1.13 per share.

      Consultants were issued 150,000 shares for their finance consulting services. The shares were valued at their fair value at the time of issuance, $.90 per share.

      Consultants were issued 100,000 shares for future legal services. The shares were valued at their fair value at the time of issuance, $.90 per share.

      Consultants were issued 300,000 shares for their finance consulting services. The shares were valued at their fair value at the time of issuance, $.72 per share.

      Consultants   were   issued  100,000   shares   for   their
      professional medical services. The shares were valued at their fair value at the time of issuance, $.50 per share.
                    Elast Technologies, Inc.
              (A Company in the Development Stage )
           Notes to Consolidated Financial Statements
                           (Unaudited)
For  Each of the Nine Month Periods Ended September 30, 2000 and
                            1999 and

 For the Period from June 12, 1996  (Inception) to September 30,
                              2000





5. Stock Transactions, Continued
   Shares Issued in Satisfaction of Debt
   In September 2000, the Company satisfied two notes payable held by individuals and the related accrued interest through the issuance of 500,000 shares. The shares were valued at the amount of debt and accrued interest owed at the time of issuance of the shares, which totaled $473,318.
   Shares Issued, Currently in Litigation
   In December 1999, the Company entered into a Consulting Agreement ("Agreement") with Crescent Partners, L.P. ("Crescent") whereby Crescent was to act as a finder of capital and a public relations consultant. Pursuant to the Agreement, the Company issued, in February 2000, 800,000 shares of the Company's common stock to Crescent. In turn, Crescent was to find investors to purchase those shares at prices to be approved by the Company. Subsequently, Crescent sold a portion of the common stock without the Company's approval and diverted the proceeds from the Company. The
   Company filed suit against Crescent on March 30, 2000 for breach of duty. The Company also filed an injunction to recover the 800,000 shares and through that injunction recovered 665,000 of the shares. The remaining shares are recorded at par value given that the outcome of the litigation is uncertain.
   Shares Issued as Settlement of a Stock Option Dispute
   A dispute between the Company and a former director arose relating to options to purchase common stock granted by Elast Delaware, prior to its merger with the Company. The former director claimed the 100,000 options granted to him by Elast Delaware were options to purchase shares of the Company. The Company reviewed this matter and the relevant documentation and believed the former director's claim was without merit. To resolve this matter rather than become involved in protracted litigation, the Company issued 40,000 shares of its common stock in settlement of this matter. The Company recognized a settlement expense of $28,400 based on the fair value of the shares at the time of issuance.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN   OF
          OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview. We did not have revenue from operations in the last fiscal year and through the third quarter of 2000. Officers' compensation, in the aggregate, decreased from $69,696 during the third quarter of 1999 to $51,216 during the third quarter of 2000. Through the first three quarters of fiscal 2000, we issued 144,000 shares of our common stock to officers as compensation. One officer was issued 19,000 shares of our common stock for services provided and another was issued 125,000 shares of our common stock as part of a termination settlement. The shares were valued at the fair value at the time of issuance, which has a weighted average fair value of $2.01 per share.

Research and development expenses decreased from $110,792 during the three month period ended September 30, 1999 to $55,105 during the three month period ended September 30, 2000. Legal and professional fees increased from $57,340 during the three month period ended September 30, 1999 to $475,959 during the three month period ended September 30, 2000. Investor relations costs also increased from $20,836 during the three month period ended September 30, 1999 to $135,504 during the three month period ended September 30, 2000. Through the first three quarters of fiscal 2000, we issued 844,400 shares of our common stock for finance and legal consulting services.

We suffered a net loss from operating activities of $785,674 for the three month period ended September 30, 2000, as compared to a net loss of $336,375 for the three month period ended September
30, 1999.

For the three months ended September 30, 2000, our net loss available to common stockholders was $785,674, as compared to a net loss of $336,375 for the three months ended September 30, 1999. The loss per common share, basic and diluted, for the three months ended September 30, 2000 was $0.09 per share, as compared to a loss per common share of $0.04 per share for the three months ended September 30, 1999. The loss per common share for the nine months ended September 30, 2000, was $0.23 per share, as compared to a loss per common share of $0.09 per share for the nine months ended September 30, 1999. The loss per common share for the period from June 12, 1996, our date of inception, to September 30, 2000, was $0.70 per share.

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

On April 14, 2000, we announced that we had entered into a tentative merger agreement with Bioelectronics Corp., a privately held research and development company based in Maryland which also utilizes electronic technology to address bio-electric medical needs. The merger agreement was subject to completion and execution of final merger documents, and also subject to shareholder approval. In contemplation that the merger would be consummated, Andrew Whelan, the Chief Executive Officer of Bioelectronics Corp., began serving as our chief operating officer, and began using our research and development facilities to further development of products derived from Bioelectronics Corp.'s patented Portic Electronic Bandage. Mr. Whelan recently informed us that Biolectronics Corp. no longer desires to consummate the merger and terminated the . We are continuing to negotiate with Mr. Whelan and Bioelectronics Corp. regarding the proposed merger, because we believe our proposed merger with Bioelectronics Corp. would result in shared technology and marketing expertise. Both companies are involved in similar electromedical research and both are dedicated to the provision of convenient, reliable and cost- effective medical care. The expanding use of Transcutaneous Nerve Stimulation (TENS) for pain mitigation, the effective use of electricity in non-union bone fusion, and the growing body of research establishing the body's own use of electrical circuits have driven the advancement of electromedicine in the fields in which both we and Bioelectronics Corp. are concentrating our research and development activities.

Liquidity and Available Cash for Operations. We believe our current cash resources are sufficient to fund our research and development activities relating to the ELAST Device(TM) over the next 3 months, but we may require additional capital as early as the fourth quarter of fiscal 2000 if our current spending on research and development continues at its present rate. Specifically, in the first nine months of fiscal 2000, we spent cash in the amount of $995,358, which is approximately $110,595 per month. However, at September 30, 2000, our cash and equivalents totaled $49,858, with liabilities of $68,103. Those liabilities included accounts payable of $22,096 and accrued payroll taxes of $46,007.

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

On or about December 7, 1999, the Company initiated an offering of 1,000,000 shares of its $.001 par value common stock on a best efforts basis pursuant to a Registration Statement on Form SB-2 ("Registration Statement"). On or about February 25, 2000, the Company deposited 800,000 shares in CEDE & Company through DTC. Although the Company requested that those 800,000 shares in DTC be returned to certificate form, Crescent Partners Fund, L.P., the named holder on that DTC account, initially refused to return those shares to certificate form. The Company, therefore, applied for, and received, injunctive relief from the Dallas County, Texas District Court ("Court"). The Court ordered Crescent Partners Fund, L.P. to refrain from transferring, encumbering, hypothecating, assigning, or otherwise alienating those shares. As a result of that lawsuit, Crescent Partners Fund, L.P. returned to the Company a certificate evidencing approximately 534,000 shares of the Company's $.001 par value common stock. The Company is continuing to prosecute this action against Crescent Partners Fund, L.P. seeking the return of the remaining shares and additional relief.

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

During the nine month period ended September 30, 2000, we issued 106,400 shares for finance consulting. 50,000 of those shares were valued at $1.77, and 56,400 of those shares were valued at $2.33, which was their fair value at the time of the respective issuances. We also issued 144,000 shares to officers as compensation. One officer was issued 19,000 shares for services provided and another officer, E.L. Hamilton, was issued 125,000 shares as part of the settlement which we now claim was breached, resulting in the lawsuit specified above. Those shares were valued at $2.01 per share, the fair value at the time of issuance. During the same nine months the Company issued 300,000 shares of the its common stock valued at $.72 per share for consulting services rendered to the Company; 100,000 shares valued at $.50 per share for consulting services; 88,000 shares valued at $1.13 per share; and 250,000 shares of its common stock valued at $.90 per share issued for consulting services. During the Company issued 90,000 shares of its common stock valued at approximately $.90 per share to one of its officers and directors through a private placement. 50,000 shares of stock was issued to Capital Corp. for commissions paid for the private placement made during first quarter. During the third quarter, the Company issued 50,000 shares of its common stock, valued at $1.00 per share to Xcel (Oncor Partners) for cash. The Company also issued 500,000 shares of stock for the conversion of a debt valoued at $450,000.00.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.1   The  exhibit  consisting  of  the  Company's  Articles   of
Incorporation is attached to the Company's amended Form 10-SB, filed on August 2, 1999. This exhibit are incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's amended Form 10-SB, filed on August 2, 1999.
This exhibit is incorporated by reference to that Form.

27   Financial Data Schedule

Reports on Form 8-K:  None

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Elast Technologies, Inc.



                           By: /s/ Thomas Krucker
                              Thomas Krucker, President



                           Date: November 20, 2000