Form 10KSB
period 2000-12-31
ELAST TECHNOLOGIES INC
filed 2001-04-05
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-25485





                  ELAST TECHNOLOGIES, INC.
   (Exact name of registrant as specified in its charter)




Nevada                                            88-0380544
(State of organization) (I.R.S. Employer Identification No.)

2505 Rancho Bel Air, Las Vegas, Nevada 89107
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 878-3397

Securities registered under Section 12(g) of the Exchange
                                   Act: Common stock, $0.001
                                   par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2000: $ 0

As of December 31, 2000, the registrant had 1,611,655 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2000: 1,510,926.56.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Development of the Company.

The Company was incorporated in the State of Nevada on November 5, 1996 under the name Med Mark, Inc. In 1998, Elast Technologies Corporation, A Delaware Corportion, merged with and into Elast Merger, Inc., a Nevada Corporation, which was a wholly owned subsidiary of Med Mark, Inc. On or about June 29, 1998, the Company filed a Certificate of Amendment to its Articles of Incorporation changing the name of the Company to Elast Technologies, Inc. The executive offices of the Company are located at 2505 Rancho Bel Air, Las Vegas, Nevada 89107. The Company's telephone number is 702.878.3397.

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

Business of the Company.

The Company is engaged in the development of two separate diagnostic tools: Its allergy testing device and its chiropractic outcome-measuring instrument. These instruments stem from the Company's identification of commercial applications for worldwide patents secured by Robert D. Milne, M.D. A primary application is the innovative Electronic Allergo Sensitivity Test ("ELAST Device") The ELAST Device is a no-invasive medical tool designed to accurately diagnose allergies, as well as food and chemical sensitivities. The Company holds the patents, trademarks and legal rights to manufacture and sell and lease its electronic allergy-testing device and is continually striving to achieve refinement of its prototype.

A second and more readily available commercial application of the Company's technologies is the Bio-Potential Instrument. While working towards the perfection of the ELAST Device, the Company's engineer realized a chiropractic application of its technology. Specifically, they discovered that the measurement of the body's electrical responses could be applied to measuring chiropractic outcome. The Bio-Potential Instrument can provide doctors of chiropractic with the means to measure the damage of vertebral subluxations, small misalignments of the vertebrae, which interfere with the normal nerve flow, as well as the normalizing effect of chiropractic adjustments. In its present stage of development, management believes that the instrument is capable of providing such assessments. With functional input from a chiropractic perspective, it is being tailored into an objective outcome-measuring instrument for use by the chiropractic profession.

Allergy Division

Estimates from the Second National Health and Nutrition
Examination Survey suggest that allergies affect as many as 40 to 50 million people in the United States. Key to the treatment of allergies is the proper identification of the offending allergens. Therefore it is not surprising that allergy testing was identified by the Centers for Disease
Control and Prevention as the reason for 1.4 million office visits to physicians in 1991 alone.

Annoying reactions to foods were first documented by Hippocrates (460- 370 BC) and some 600 years later by Galen
(131-210 AD). However, it was not until the 20th century when fulminating reactions attributable to specific foods were linked, that systematic inquiries were initiated. In the 1920's, two German scientists discovered the immediate-type hypersensitivity reactions in humans.

Over the subsequent decades increasing numbers of cases of allergic reactions to foods were documented and the spectrum of the clinical abnormalities expanded to include the slower onset reactions of targeted organs. However, the cause-effect relationship between the exposure to the food and the manifestation of the clinical abnormalities was often not established.

                        ELAST DEVICE

The technology of the Electronic Allergo Sensitivity Test
(ELAST Device) is based on:

     (1) the physiological fact that the human body has an electric current; and,

     (2) the clinical observation that the body's electrical current changes when it is exposed to a substance to which the body is sensitive or allergic.

The ELAST Device detects, measures and records perturbations of normal micro-voltage upon a patent's exposure to an offending substance. The Device charts the electrical flow, processes the signal via analog-to-digital conversion, and presents it graphically on a PC screen. This process is made possible by sophisticated software developed by the Company, resulting in documentation similar to an EKG.

ELAST Technologies holds patents, trademarks and legal rights to the ELAST Device in all worldwide target markets and, upon its perfection, the ELAST Device is expected to be a significant aid in the diagnoses of allergies and sensitivities.

The ELAST Device detects, measures and records perturbations of normal micro-voltage upon a patent's exposure to an offending substance. The Device charts the electrical flow, processes the signal via analog-to-digital conversion, and presents it graphically on a PC screen. This process is made possible by sophisticated software developed by the Company, resulting in documentation similar to an EKG.

The Company holds the patents, trademarks and legal rights to the ELAST Device in all worldwide target markets and, upon its perfection, the ELAST Device is expected to be a significant aid in the diagnoses of allergies and sensitivities.

Human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures. The FDA and comparable foreign government regulatory agencies require laboratory and clinical testing and other costly and time- consuming procedures before medical products such as the ELAST Device can be marketed. Various federal, state and foreign statutes also govern or affect the manufacturing, safety, labeling, storage, and marketing of such products, as well as record-keeping incidental to such marketing. Obtaining such approvals, and maintaining ongoing compliance with these requirements can require the expenditure of significant resources. To date, the Company has not determined what procedures, if any, will be required in this regard and has not begun any of these procedures. The Company is currently investigating the possibility that the ELAST Device falls under a category for which FDA approval has already been given. The Company anticipates that the ELAST Device may be included in such a category, but research is currently being done by the Company to determine regulatory requirements. In addition, regulatory testing and approval would require significant funding and, in the event that such funding exceeded the present financial resources of the Company, the Company would have to raise additional capital to market the ELAST Device.

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

Allergy Testing Market

Management believes that the prospective market for the ELAST Device is vast. The number of people affected by allergies and food and chemical sensitivities is staggering and the early and accurate identification of offending allergens is critical to efficacious treatment.

The American College of Allergy, Asthma and Immunology estimates that allergies, including hay fever, asthma and skin disorders, affect 25% of the population. Notably, allergies are the sixth-leading cause of chronic disease in the United States and are estimated to cost the health-care system more than $18 billion annually.

Currently, the same types of blood tests that are used to detect food allergies are being used for other types of allergies. The accuracy level for these tests is higher than for food allergies, but management believes that the ELAST Device's ease of use, non-invasiveness, real-time quantifiable results and much lower costs make ELAST a potential leader in the larger market segment.

Because of physical changes in our bodies as we age and because of increased usage of prescription drugs, adults over the age of 60 are much more susceptible to adverse reactions. Of the nearly 45 million Americans 60 and older, approximately 90% are taking one or more medications. According to the book Worst Pills, Best Pills, in 1990, an estimated 659,000 older Americans adults (60 and older) were hospitalized because of adverse reactions to drugs they were taking before their hospitalization. For these reasons, management believes there is great potential for the Electronic Allergo Sensitivity Testing device when testing for adverse reactions to prescription drugs.

Management also believes that the ELAST Device can benefit the 15% of the population that the National Academy of Sciences estimates suffer from a variety of disabling symptoms as a result of exposure to chemicals.

The following statistics are illustrative of the enormity of the allergy testing market.

     * In 1998 prescription drug expenditures for allergy related therapeutic agents exceeded $6 billion. 34

     * From 1993 to 1998 the annual expenditures for antihistamines increased more than 600% from $317 million to $2.3 billion.

     * Contact dermatitis and other eczema were diagnosed during more than 7.1 million office visits to physicians and 430,000 outpatient visits.

     * Between 2 to 3% of hospitalized patients have allergic drug reactions.

     * Eight percent of children younger than six years experience food intolerances. Of this group, 2 to 4% appear to have allergic reactions to food. In adults, an estimated 1 to 2% is sensitive to food or food additives.

Competition

The ELAST Device offers a completely unique approach to the diagnosis of allergies and sensitivities than any allergy testing method currently employed by the health care industry. The science underlying the ELAST Device represents a paradigm shift from biochemistry to bioelectricity. Accordingly, Elast's competition will not be other firms offering a similar product, which is the competitive norm, but rather existing testing methods. There are several including the skin-prick, Oral Challenge Test and various types of blood testing. But, these allergy-testing methods suffer, as a group, from being insufficiently accurate and/or invasive, painful, time consuming and expensive. Worst of all, they are too often diagnostically inaccurate, leaving patients' conditions untreated, to the frustration of both patient and doctor.

In fact allergists agree that results of available blood testing are not a good indication of allergies. For example, a clinically significant maladaptive response to a specific food (or other allergic substance) cannot be diagnosed by the presence of a positive serological or skin prick test alone; neither can the diagnosis be invalidated by their absence. Even when the food allergy is of the immediate type, skin prick tests and measurement of allergen-specific IgE may be negative. Furthermore, it is clear that IgE mediated immune responses do not explain many food reactions.

Clinical reports have shown that, in addition to typical allergic responses such as asthma, skin rashes, and rhinitis, other disorders such as vascular headache, irritable bowel syndrome, Crohn's Disease, arthritis, and neurological problems including attention deficit disorder and hyperactivity may be attributed to food sensitivities.

Additionally, for most foods, true standardization is not yet available. Radioallergosorbent Testing ("RAST") testing is usually inferior to other means of allergen quantification.

Because of the inaccuracies and inconsistencies present in current clinical allergy tests, the elimination diet continues to be the "gold standard" for diagnosing food allergies and food intolerance.

Currently, the market for allergy testing devices (skin-prick test kits, RAST and cytotoxic testing) and products (allergens, solutions, syringes, etc.) consists of companies of varying size and capabilities, ranging from small privately held companies to divisions of multibillion dollar international companies. According to its 1994 Annual Report, Bayer Corporation (formerly Miles, Inc.) holds over 50% of the worldwide allergy testing market, exclusive of in vitro testing. In 1994, Pharmacia (now Pharmacia & Upjohn, Inc.) held a 73% worldwide market share for in vitro allergy tests. Additional competitors in this area include Sanofi, Ciba Corning and Diagnostic Products Corporation. This list of competitors is not exhaustive.

Sales and Marketing Strategies

People with actual allergic reactions or food-related symptoms often seek treatment from physicians who specialize in allergy treatment. In addition to these specialists, patients often seek relief from other medical practitioners who believe that food allergies and sensitivities are often the cause of underlying medical complaints. These medical practitioners include chiropractors, naturopaths, clinical ecologists, and otolaryngologists (ear, nose and throat specialists).

The number of these practitioners in the United States are approximately as follows:

   Allergists/Immunology Physicians           -         3,400
   (according to the American Medical
   Association)
   Otolaryngologists                          -         8,400
   (according to the American Medical
   Association)
   Chiropractors                              -        50,000
   (according to the American Chiropractic
   Association)
   Naturopaths                                -         1,400
   (according to the American Association
   of Naturopathic Physicians)
   Clinical Ecologists (estimated)            -           500
   Pharmaceutical Retail                      -     unavailab
                                                           le
   All Physicians Prescribing Medication      -     unavailab
                                                           le

Management believes that all the above listed medical practitioners and their patients could benefit from Elast's technology, which is designed to provide a more accurate and cost effective testing method than those currently in use for food allergy testing. The ELAST Device has significant benefits over the testing methods commonly used to detect allergies and sensitivities. Both RAST and cytotoxic testing require that the patient's blood be drawn and sent to an outside laboratory, which causes results to be delayed several days. Skin-prick testing is also invasive in that it requires that the patient's skin to be scratched or punctured. The ELAST DeviceT, by contrast, requires only the attachment of harmless electrodes to the patient's skin; furthermore its results are immediate.

Elast anticipates that it will contact medical practitioners through specialized marketing agents and Company sales representatives. The Company plans to provide education, training and support to physicians and their staffs in testing and identifying potential allergic conditions for testing diagnosis and treatment. These initiatives, however, cannot be undertaken in the US until the FDA grants approval.

International Sales and Marketing

Outside the US, where the FDA does not have jurisdiction, regulatory approval of the ELAST Device is expected to be granted more readily (if approval is even required). Thus, ELAST plans to aim to introduce its ELAST Device in selected overseas markets prior to its anticipated introduction in the US.

Elast Technologies has entered into a licensing agreement with River Plate (New South Wales, Australia), which acquired exclusive rights to market the ELAST Device in Australia and New Zealand.

The Company is also currently negotiating proposed marketing agreements for both Japan and Mexico as well as a joint venture for Chinese distribution. An Asian medical diagnostic device firm seeking to acquire the licensing rights for the ELAST Device in the South Korean market has also approached the Company. The Company is very cognizant of the potentials offered by the international market and has made it a high priority to have international licensing agreements in place when the ELAST Device is ready for market.

Product Placement

The Company plans to place the ELAST Device with physicians and hospitals through a lease program as opposed to a direct sale. The current plan calls for a three-year lease with a forfeitable lease payment of $3,000 each term. Test revenues will be in addition to, and separate from, the cost of leasing the device.

This model will have advantages for both the Company as well as the physician and health care facility. The lessee of the device will receive training, maintenance, service and software/hardware upgrades and the Company will receive the recurring revenue of the lease payments and the retention of ownership, including ownership and control of test data.

Chiropractic Division

Since its founding Elast Technologies, Inc. has focused its energies on perfecting the ELAST Device. In pursuing that goal the Company's engineers realized a chiropractic application for Elast's technology. More specifically, the Company discovered that it had the capability to objectively measure the outcome of a chiropractic spinal adjustment. After further exploration, Elast's Board of Directors concluded that the Company would establish a chiropractic division to market its chiropractic device, transforming Elast from a purely research and development company to a manufacturing/marketing company and providing a mechanism to generate revenue to further the refinement of the allergy diagnostic device.

The Company has entered into an agreement with Dr. Terry A. Rondberg to head its newly established chiropractic division and oversee the marketing of the device to the chiropractic profession. Dr. Rondberg's extensive knowledge and contacts in this field, and his position as founder and president of the World Chiropractic Alliance, make him the ideal candidate for this position.

The ELAST Device derives its diagnostic capabilities from its ability to measure, non-invasively and in real-time, the body's electrical responses to external stimuli. For the chiropractic profession the patented technology should prove valuable when applied to measuring the outcome of the chiropractic event. Doctors of chiropractic have long sought an objective means to measure outcome of the correction of vertebral subluxation. Until now, however, the technology to quantify this phenomenon has not existed. Elast's Bio-Potential Instrument will measure the electrical flow of the patient and show changes in real time, both assisting in establishing care parameters, and encouraging patient understanding of the efficacy of subluxation corrective care.

By providing doctors of chiropractic with the means to measure the positive indications of vertebral subluxations, small misalignments of the vertebrae which interfere with the normal nerve flow and homeostasis, and the correction of a vertebral subluxation through chiropractic spinal adjustments, the Bio-Potential Instrument offers an objective outcome assessment to doctors of chiropractic. In its present stage of development, the Bio-Potential Instrument is capable of providing such an assessment, and with appropriate input from a chiropractic perspective, the device is being tailored into an objective outcome-measuring instrument for use by the chiropractic profession.

Chiropractors will measure their patients with the device pre and post delivery of the spinal adjustment to correct the vertebral subluxation(s). The patients will be able to see for themselves the immediate results of correcting or reducing the spinal nerve interference by measuring any change in the outcome of electrical potential. Management believes that the Instrument will eliminate any uncertainty regarding the efficacy of rendering chiropractic spinal adjustments to correct vertebral subluxations.

We believe that the chiropractic application of the device will provide significant revenues in the near future.
Through expansion into this field, increased product recognition will lead to future applications for the device in other health care fields such as reflexology and acupuncture, whose industry leaders are also active in the search for objective methods to justify their costs and treatments. ELAST will be well positioned to become the leader in the field of health care outcome measurement and assessment methods.

Chiropractic Market

There are approximately 60,000 chiropractors in the United States. A 1991 Gallup poll commissioned by the American Chiropractic Association found that 10.1% of adults had used chiropractic services within the last year. Chiropractic is the third largest primary health care field after medicine and dentistry.

Management's estimates demonstrate that Elast should realize $8 million dollars in revenue after marketing the device for one year. When the Company achieves a 10% saturation rate of the domestic chiropractic market, Elast will have realized $18 million in device revenue and $30 million annually in test revenue.
                  BIO-POTENTIAL INSTRUMENT

The Bio-Potential Instrument is a patented, non-invasive, diagnostic device based on the physiological fact that the body has an electrical current and the clinical observation that the body's current changes when exposed to an external stimulus (such as a chiropractic spinal adjustment). The device detects, measures, and records the body's electrical current in real time. By running the micro-voltage measurements through the Company's proprietary software, the current is then represented graphically on a PC screen similar to an EKG. The Instrument is vastly different and superior to any other device that claims to do something similar because it puts nothing (i.e. a guard voltage) into the body, and the electrical measurements are not dermal in origin.

The Bio-Potential Instrument consists of a number of interdependent components. The first is a dual sensor electrode, which is a proprietary development of the Company, in combination with an analog to digital conversion unit. This is the portion of the device that is in contact with the test subject. A fiber-optic communication system connects the sensing unit to the second part of the system, the test module. Rechargeable power cells provide a medical grade power supply, which achieves accuracy and stability of the system. The test module can support and record multiple
(30) sensing units simultaneously. The test module then sends the readings to a server of the Elast network, a designated computer running the Elast software, which converts the measurements to a graphic format that can be stored, analyzed, and transmitted over the Internet. The resulting graphic file of the test is then transmitted back to a screen in the practitioner's office where it can be printed out for the test subject and become a permanent part of the patient's record.

The Bio-Potential Instrument in its current state of development successfully measures the change in the body's electrical flow following the metabolic event of a chiropractic spinal adjustment. The final modifications to this device are desirable more from a marketing standpoint than as a result of technological necessity.

Sales and Marketing

Elast Technologies Inc. has recently entered into an agreement with Dr. Terry A. Rondberg to head its newly formed chiropractic division. Dr. Rondberg is internationally prominent in the field of chiropractic as founder and president of the World Chiropractic Alliance. The World Chiropractic Alliance boasts a large international membership representing the interests of 50,000 doctors of chiropractic in the United States and another 10,000 doctors outside the U.S. The Bio-Potential Instrument presents an opportunity for the chiropractic profession to gain increased credibility through objective measurements through its ability to measure the powerful effects that occur after chiropractic adjustment and the changes in electrical flow when a vertebral subluxation is corrected in a human being.

Dr. Rondberg has developed a plan to market the device to the chiropractic profession. Elast plans to employ its own well-trained sales force to market the Instrument to ensure that the needs of the doctor of chiropractic will be understood and met. In addition a technical support staff will be employed to monitor and support constant network connections to ensure network testing and billing operations.

Elast plans three components to its marketing plan. First, Elast will enlist chiropractor participation in a wide reaching study in which the participating doctors of chiropractic will lease the Bio-Potential Instrument and incorporate its use in their practice. Test results and user comments will be compiled as part of the clinical study.

In addition, Elast has enlisted the assistance of Robert H.I. Blanks, Ph.D. Dr. Blanks is a Professor of Anatomy and Neurobiology at the School of Biological Sciences, University of California, Irvine. Since receiving his Ph.D. in 1973 Dr. Blanks has continued his studies through extensive and almost constant funded research as well as postgraduate teaching. Dr. Blanks is widely published, has lectured extensively and has received numerous awards from the scientific community. At Elast Dr. Blanks will evaluate the Bio-Potential Instrument as it applies to the physiology of the human body in an effort to provide the scientific support for the Instrument.

The second component of Elast's marketing strategy will involve traditional advertising. Elast plans to focus its marketing attention on the approximately 50,000 existing doctors of chiropractic in the United States along with the 10,000 international practitioners and with Dr. Rondberg's experience its advertising dollars will be spent most effectively. Moreover, as the Bio-Potential Instrument will revolutionize the chiropractic profession, its low cost should ensure its ready saleability

The third component of the marketing plan is designed to convey the benefits of the Bio-Potential Instrument to the future doctors of chiropractic. ELAST plans to place Bio-
Potential Instruments in participating chiropractic college clinics. Preliminarily approximately six chiropractic colleges have indicated their interest in using the Bio-
Potential Instrument. Aside from providing valuable data this strategy will expose the Instrument to students of chiropractic and hopefully, upon graduation, they will use the Instrument in their practices.

Elast's Bio-Potential Instrument presents a new technology that the chiropractic profession has been searching for since its earliest development. Therefore, by employing a focused marketing plan Elast has unlimited earnings potential.

Product Placement

The current chiropractic-application business model calls for a 3-year renewable lease with a forfeitable lease payment of $3,000 per device. Another lease payment will become due upon renewal of the lease in the fourth year and at the beginning of each subsequent lease period.

In order to encourage doctors of chiropractic to incorporate use of the Instrument into their practices, Elast anticipates charging a nominal fee (i.e. one dollar per patient) for testing. At that cost, the chiropractor will not have to alter his patient fee rates to add the Instrument to his practice. Each individual test will be transmitted over the Internet from the Instrument to the central data center where the results will be collected in the database and then instantaneously transmitted back for use by the doctor of chiropractic.

The advantages of leasing the Instrument accrue to both
Elast and the practitioner. Elast will receive more revenue
(through lease renewal) as well as retain the rights and privileges of ownership, especially as these rights would pertain to the database of test results. This database should prove a most valuable asset of Elast. The practitioner would receive the benefits of training, service, maintenance, and software or hardware updates as they became available.

Competition

The Bio-Potential Instrument is based on a new and exclusive technology developed by Elast Technologies Inc. The instrument satisfies a need of the chiropractic profession that has never before been met; accordingly there is no current competition for Elast. Through patent protection and Elast's business plan, Elast will protect its proprietary property for as long as possible. Elast will have taken control of the market and be the industry standard before competition has the opportunity to present itself. In this way, Elast will limit future competition as well.

                 Operating and Manufacturing

While the allergy device is still in the development and clinical phase, only the chiropractic device will be in production. In order to keep the costs as low as possible while retaining as much control as possible, the first production run will be a beta run of 250 units. This run will be sub-contracted out to domestic manufacturers. While the sub-contracting scenario sacrifices some control, economies of scale make in-house manufacturing impractical. At this point in time, the Company does not want to send the manufacturing overseas because while it may be slightly cheaper, vital control of the process would be sacrificed.

The Company has developed positive relationships with vendors during the development phase, however, and has confidence in the reliability of these sub-contractors. The
Director of Engineering will personally oversee the manufacturing process and coordinate interaction and assembly between the vendors and sub-contractors. In order to ensure a manageable production run the first run will be limited to 250 units. That number of units should provide a satisfactory number of units that may be required by the Company for further refinement or research trials.

The product will be manufactured in two stages using Surface Mount Technology and computer automated assembly processes. After assembly, all electronic components will be rigorously tested before release using the Company's proprietary computerized testing system. The heart of the devices is electronic circuitry that controls all data collection functions. Many surface mount manufacturers can provide the electronic parts necessary for manufacture. The Company also has its own sources for all components. After assembly, the tested electronic circuit boards will be encased in technologically - advanced looking packaging that will psychologically impart the advanced characteristics and technology of the devices.

When the Company is confident that it has identified all changes or modifications that would be necessary for the marketable units or in the manufacturing process, Elast will initiate a production run of 10,000 units. At this level, the cost per unit would start to come down and the Company will have an inventory that should cover all reasonable sales expectations until such time as another run may be undertaken. Storage and handling of the finished product will be contracted to a public warehouse operator specializing in medical products and offering a secure environment so that the Company is assured that its sensitive technology will be protected.

Government Regulation

A significant factor in the production and marketing of the Company's products, and in its research and development activities, is the Regulation by governmental authorities in the United States and other countries. The FDA regulates medical devices and categorizes them into three regulatory classifications subject to varying degrees of control:

     Class I:    Subject to the least regulatory control.
           Require compliance with labeling and record keeping regulations.

     Class II:   Subject to performance standard and other
           general controls.

     Class III: Require clinical testing to assure safety and effectiveness. Subject to other general controls

Management believes that the ELAST Device should be classified by the FDA as a Class II medical device similar to an EKG. The Company has prepared a 510K application for approval but has not yet submitted it to the FDA pending consultations with leading consultants in the field. Management is still in the decision-making process regarding regulatory approval for the chiropractic Bio-Potential Instrument. A 510K could be submitted, using a Surface Electromyography (SEMG) device as a predicate, however, the Company may be limited in its marketing claims and uses if it takes that approach. Another alternative would be to simply use a disclaimer and not seek FDA approval.

The decisions in this area are made more complex due to the unique and exclusive nature of the company's technology and diagnostic devices. The FDA makes approval processes much simpler for companies who just want to copy and compete with existing technologies. Elast has a brand new technology however, and for that reason, does not fit neatly into the FDA's guidelines. The Company is consulting with leaders in this field in order to determine the best course of action in this regard. If deemed the right course, the Bio-Potential Instrument may be marketed without FDA approval. The allergy device requires approval and in a worse case scenario, the FDA would require large-scale clinical trials, which the Company plans on undertaking anyway. In addition to human health care products and medical devices, the FDA also regulates the processes and facilities used to manufacture such products.

Among the conditions for marketing products approved by the FDA, is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practice (GMP) regulations which must be followed at all times. These regulations require adherence to strict quality control procedures, including documentation of all aspects of manufacturing process, to demonstrate that a "controlled" process that ensures consistency and reliability of the end product. Any significant changes to the manufacturing process require notification and documentation to the FDA.

The FDA has the right to conduct inspections of the manufacturing facility at any time and at its discretion. To ensure full technical compliance to FDA regulations, the Company will continually spend time, money and effort in all areas of production and quality control.

Compliance with Federal, State, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had a material effect upon the capital expenditures, earnings or competitive position of the Company nor are they expected to be significant in the future.

Employees.

Elast currently has four employees. Management has and is using consultants for business, accounting, engineering and legal services until anticipated revenues become realized.
Further, the Company plans to make extensive use of licensing and manufacturing agreements with third parties.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

Management has elected to keep overhead expenses as low as possible to further research and development activities. Our laboratory is located at the Center for Applied Technologies
(CACT) in San Diego, California. CACT is a government-funded laboratory, which is designed to accelerate the path of biotech products from research and development to manufacturing. CACT offers technological time-sharing, whereby certain equipment, otherwise cost prohibitive for development stage companies, is available. CACT is a member of the National Coalition of Advanced Technology Centers and has served since 1992 as a regional affiliate of the National Institute for Standards and Technology Manufacturing Extension Centers. Since 1997, it has been a Regional Affiliate of NASA's Far West Regional Technology Transfer Center.

Elast's Engineers are utilizing CACT's laboratories and manufacturing extension resources to facilitate the completion of the ELAST Device and the Bio-Potential Instrument in addition to exploring additional applications. Management believes that CACT's wide-ranging resources, such as immediate laser prototyping and varied technical assistance, as well as its access to the latest technologies will accelerate final development of the ELAST Device.

Property held by the Company.

The consolidated financial statements filed as exhibits to this Registration Statement include the accounts of the Company and its wholly-owned subsidiary, Elast Technologies Corporation, a Delaware corporation (previously defined in this Registration Statement as "Elast Delaware"). All significant intercompany transactions have been eliminated. As of the dates specified in the following table, the Company held the following property:

-----------------------------------------------------------
         Property             Dec. 31, 1999    Dec. 31, 2000

Cash and equivalents            $205,715.00          19,194
-----------------------------------------------------------
License to use Patent No.           $240.00               -
5413113
-----------------------------------------------------------

The Company defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. The Company does not presently own any interests in real estate. The Company does not presently own any inventory or equipment.

ITEM 3.   LEGAL PROCEEDINGS

All references in this Form 10-KSB to number of shares of the Company's common stock have been adjusted to give retroactive effect for the reverse stock.

In February, 2000 we registered 100,000 shares of our common stock for sale on a "best efforts" basis. We deposited 80,000 of those shares into DTC, one of the world's largest security depositories and a national clearinghouse for the settlement of trades in corporate and municipal securities. On March 7, 2000, we were informed by the Securities and Exchange Commission that our financial statements on file were not current, so we directed that the 80,000 shares be returned to certificate form and not delivered to any purchaser. Unfortunately, Crescent Partners L.P., and its principal, Jeffrey Stone, accessed those shares and tried to sell them, against our orders. We were forced to sue Crescent Partners L.P. in Dallas County, Texas District Court and we obtained a restraining order freezing 66,900 of those shares. We later learned that Jeffrey Stone is a felon convicted of securities fraud in United States District Court in New York. We are continuing to prosecute this case and we believe Mr. Stone has been returned to prison, as his conduct with our shares violated his probation. There is a risk that we will not be able to recover all the shares, which could affect the market and value of our common stock.

The Company has recently settled a dispute with Mr. Hamilton a former officer and director of the Company. Mr. Hamilton has agreed to receive 50,000 shares of restricted stock and 50,000 shares of the Company's registered stock. A settlement agreement has not been drafted, but both parties have agreed to the terms.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

On Wednesday, November 22, 2000, the Company held its annual meeting to elect the the officers and directors. The as set forth in the proxy the nominees were as follows: Thomas
Krucker, Robert D. Milne and Eduardo Daniel Jimenez Gonzalez. The attendees were given the opportunity to address the meeting with questions or comments specifically relating to matters which have a bearing on the election of directors. There were no questions or comments or further nominations and the nominations were closed. Ballots were provided for stockholders in attendance who desired them. The ballots were collected from those that voted in person and the polls were closed at 12:47 p.m.

The results of the voting for the election of directors from those stockholders voting by proxy and those who voted in person at the Meeting were tabulated as follows:

          FOR:                  9,491,451
          AGAINST:                     50
          ABSTAIN:                271,040

The following individuals were elected to serve as members of the Board of Directors until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified:

                Thomas Krucker
                Robert D. Milne
                Eduardo Daniel Jimenez Gonzalez

                           PART II

ITEM 5.   MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

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

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside the Nasdaq Stock Market. The Company's common stock trades on the OTC Bulletin Board under the trading symbol "ELTI". This market is extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock. The Company was listed with Standard & Poor's Corporation Records by publication on or about December 3, 1998.

There have been no cash dividends declared on the Company's common stock since the Company's inception. Dividends will be declared at the sole discretion of the Company's Board of Directors.

The Company's Board of Directors has approved and adopted a stock option plan ("Stock Option Plan"), pursuant to which 500,000 shares of the Company's $.001 par value common stock will be reserved for issuance to satisfy the exercise of options. The Stock Option Plan will be designed to retain qualified and competent officers, employees, and directors of the Company. The Company's Board of Directors, or a committee thereof, shall administer the Stock Option Plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers, and to the Company's directors, whether or not those directors are also employees of the Company. Options will be granted pursuant to the provisions of the Stock Option Plan on such terms, subject to such conditions and at such exercise prices as shall be determined by the Company's Board of Directors. Options granted pursuant to the Stock Option Plan shall not be exercisable after the expiration of ten years from the date of grant.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

        Management's Discussion And Plan Of Operation

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

General Overview

The Company is engaged in the development of two separate diagnostic tools: its allergy testing device and its chiropractic outcome-measuring instrument. These instruments stem from the Company's identification of commercial applications for worldwide patents secured by Robert D. Milne, M.D. A primary application is the innovative Electronic Allegro Sensitivity Test or the ELAST Device, is a non-invasive medical tool designed to accurately diagnose allergies, as well as food and chemical sensitivities. Elast holds the patents, trademarks and legal rights to manufacture and sell and lease its electronic allergy-testing device and is making great strides in refining the prototype. While working towards the perfection of the ELAST Device, the Company's discovered a chiropractic application of its technology, Bio-Potential Instrument. Specifically, Elast's engineers discovered that the measurement of the body's electrical responses could be successfully applied to measuring chiropractic outcome and therefore prove valuable to the chiropractic profession. The Bio-Potential Instrument can provide doctors of chiropractic with the means to measure the damage of vertebral subluxations, small misalignments of the vertebrae, which interfere with the normal nerve flow, as well as the normalizing effect of chiropractic adjustments. In its present stage of development the instrument is capable of providing such assessments, and with functional input from a chiropractic perspective it is being tailored into an objective outcome-measuring instrument for use by the chiropractic profession.

We  have  established a chiropractic division to market  its
chiropractic  device,  transforming  Elast  from  a   purely
research and development company to a manufacturing and marketing company.

As a development stage company, we have incurred net losses since inception through December 31, 2000 of approximately $5,312,445. We expect that we should be able to generate revenue, due principally to marketing the Bio-Potential Instrument. To date, however, the Company has not generated revenues from the commercialization of any products.

The Company is currently engaged in negotiations with three international firms, wishing to obtain exclusive distribution rights for the ELAST Device in Japan, Mexico and South Korea, respectively. The Company has finalized an agreement for exclusive distribution rights in Australia and New Zealand. Elast is also negotiating with a Chinese technology-manufacturing firm concerning a joint venture to manufacture and market both the ELAST Device and the Bio-Potential Instrument in China and additional Asian markets not covered by the Company's other licensing agreements. The Company has temporarily set aside its negotiations to market the ELAST Device and to concentrate its efforts on the commercial application of the Bio-Potential Instrument.

On December 20, 2000, the Company's common stock underwent a 10:1 reverse split.

Subsequent Events

During the period from January 1, 2001 through March 31, 2001, the Company issued 2,716,741 shares of its common stock for cash and services rendered. The shares were valued at $900,074. Of this amount $561,050 was for cash and shares issued in exchange of a promissory note.

Subsequent to December 31, 2000, the Company granted options to purchase 250,000 shares of its common stock to three individuals involved in the Company's research and development activities. The options are exercisable at $.50 per share at any time after January 22, 2002.

Objectives

The principal objectives of ELAST Technologies Inc. are as follows:

     * Raise $5 million to facilitate the manufacture and marketing of the Bio-Potential Instrument and meet the financial requirements of a NASDAQ or AMEX listing, by selling our common stock.

     * Manufacture and place 25 Bio-Potential Instruments as a pre-beta test with doctors of chiropractic and develop an online database/billing network.

     * Perfect the ELAST Device, complete beta test phase and commence broad-based clinical trials under the aegis of a prominent medical research institution to assure market acceptance and file for FDA approval.

     *    Establish   an  Electromechanical  Diagnosis   and
          Therapeutic Information Center and web site for medical practitioners and consumers.

     * Establish a database of patient profiles for use by the medical/health insurance industries.

Results of Operations

Comparison of the Year Ended December 31, 2000 with the Year
Ended December 31, 1999.

Research and development expenses include the costs of engineering, manufacturing, clinical trials, and related activities conducted in connection to the further prototype development of the ELAST Device to meet the functional and technical requirements for economic viability as well as the marketing and delivery of the Bio-Potential Instrument by the end of the 2nd quarter of 2001. Research and development increased by $33,235 to $362,919 in 2000 from $329,684 in
1999.

Officers' compensation increased by $159,737 to $504,474 in 2000 from $344,737 in 1999.

Legal  and  professional  fees  increased  by  $321,464   to
$415,427, respectively, in 2000 from $93,963 in 1999.

Our expenses for consulting services increased by $26,748 to $44,597 in 2000 from $17,849 in 1999.

Our expenses for investor relations increased by $1,179,350 to $1,325,432 in 2000 from $146,082 in 1999.

Other operating costs and expenses significantly increased by $211,366 to $264,724 in 2000 from $53,358 in 1999.

Liquidity and Capital Resources.

At December 31, 2000, the Company had cash and equivalents of $19,194. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

Over the past three years, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a research and development company to a manufacturing company with complete marketing and production capabilities.

During 2000, the Company implemented an agenda to reduce its consumption of cash, including operating expense reductions. On February 1, 2000, the Company relocated its research and development facilities to San Diego's Center for Applied Competitive Technologies ("CACT"). Established in 1990, CACT is one of twelve advanced technology centers designated by the State of California to serve firms in the manufacture of biomedical and bio-technical products and to assist such companies in transitioning from research and development activities to manufacturing their products. CACT offers technological time-sharing, whereby certain equipment, otherwise cost prohibitive for development stage companies, is available.

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December, 31, 2000, and December 31, 1999
                  Elast Technologies, Inc.
            (A Company in the Development Stage)

       Index to the Consolidated Financial Statements

            As of December 31, 2000 and 1999 and
 For Each of the Two Years in the Period Ended December 31,
                          2000 and
  For the Period from June 12, 1996 (Inception) to December
                          31, 2000



          Report of Independent Auditors                   1

          Consolidated Financial Statements
          of Elast Technologies, Inc.:
          Consolidated Balance Sheets,                     2
          December 31, 2000 and 1999
          Consolidated Statements of                       3
          Operations for Each of the Two
          Years in the Period ended December
          31, 2000 and for the Period from
          June 12, 1996 (Inception) to
          December 31, 2000
          Consolidated Statements of                       4
          Shareholders' Equity (Deficit) for
          Each of the Two Years in the
          Period ended December 31, 2000 and
          for the Period from June 12, 1996
          (Inception) to December 31, 2000
          Consolidated Statements of Cash                  9
          Flows for Each of the Two Years in
          the Period ended December 31, 2000
          and for the Period from June 12,
          1996 (Inception) to December 31,
          2000
          Notes to the Consolidated                       11
          Financial Statements

                  REPORT OF INDEPENDENT AUDITORS

  To the Board of Directors
  Elast Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of Elast Technologies, Inc. (a company in the development stage) as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000 and for the period from June 12, 1996 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elast Technologies, Inc. (a development stage company) as of December 31, 2000 and 1999, and the consolidated results of operations and cash flows for the years ended December 31, 2000 and 1999 and for the period from June 12, 1996 (inception) to December 31, 2000, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 15 and 16 to the financial statements, the Company has suffered losses since inception during it's developmental operations, has negative working capital, and the implementation of its business plan has been limited by its ability to raise necessary operating capital through the sale of its common stock. In addition, the Company has not withheld or reported and is delinquent in the payment of payroll tax deposits discussed in Note 8. The Company's future operations is are dependent, in part, upon its ability to raise sufficient capital to pay its obligations as they come due, complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is partially described in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  Kelly & Company
  Newport Beach, California
  March 31, 2001



                  Elast Technologies, Inc.
            (A Company in the Development Stage )
                 Consolidated Balance Sheets
                 December 31, 2000 and 1999

                                ASSETS

                                                  2000          1999
Current assets:                                 ---------   -----------
    Cash and equivalents                        $  19,194    $ 205,715
    Advances to officer                            26,893            -
                                               ----------    ---------
                Total current assets               46,087      205,715
Equipment, net                                     78,628       10,672
License, net                                            -          240
Other assets                                        2,922            -
                                               ----------    ---------
    Total assets                                $ 127,637     $216,627
                                               ==========    =========
            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable - trade                      $54,753     $14,613
    Accrued payroll taxes                          79,638      38,898
    Due to related party                            4,000           -
    Current portion of capital leases               7,913           -
                                               ----------    ---------
                Total current liabilities         146,304      53,511
Capital leases, net of current portion              5,555           -
                                               ----------    ---------
    Total liabilities                             151,859      53,511
                                               ----------    ---------
Shareholders' equity (deficit):
    Common stock, $.001 par value; 25,000,000       1,612         796
    shares authorized; 1,611,655 and 796,166
    shares issued and outstanding at December
    31, 2000 and 1999, respectively.
    Additional paid-in capital                  5,172,611   2,137,653
    Additional paid-in capital for warrants       205,000     205,000
    Deficit accumulated during the
    development stage                         (5,312,445)  (2,180,333)
                                               ----------    ---------
                                                   66,778     163,116
    Notes receivable                             (91,000)           -
                                               ----------    ---------
Total shareholders' equity (deficit)             (24,222)     163,116
                                               ----------    ---------
Total liabilities and shareholders' equity
(deficit)                                       $ 127,637    $216,627
                                               ==========    =========

     The accompanying notes are an integral part of the
             consolidated financial statements.
                              2


                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
                      Consolidated Statements of Operations
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996  (Inception) to December 31, 2000

                                                                               Period from
                                           For the                             June 12, 1996
                                          Year Ended                           (Inception) to
                                      December 31, 2000    December 31, 1999   December 31, 2000
Operating costs:                      ------------------   --------------      -----------------
     Officers compensation                 $504,474           $344,737            $1,052,893
     Research and development               362,919            329,684               868,984
     Legal fees                             323,205             45,589               895,359
     Professional fees                       92,222             48,374               140,596
     Consulting services                     44,597             17,849               296,855
     Investor relations                   1,325,432            146,082             1,475,864
     Travel and entertainment                83,793              1,484                85,277
     Debt conversion expense                115,284                  -               115,284
     Other operating costs and
     expenses                               264,724             53,358               397,153
                                          ---------          ---------           -----------
             Total operating costs        3,116,650            987,157             5,328,265
Interest income                               8,989             10,229                40,271
Interest expense                           (24,451)                  -              (24,451)
                                          ---------          ---------           -----------
Net loss                                 $3,132,112           $976,928            $5,312,445
                                          =========          =========           ===========
Loss per common share - basic
     and diluted                              $3.29            $1.27                 $8.37
                                          =========          =========           ===========

    The accompanying notes are an integral part of the consolidated financial statements.


                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000

                                                                     Elast Technologies,
                                                                            Inc.
                                             Elast Technologies      (Formerly Med Mark,
                                                 Corporation                Inc.)
                                           (A Delaware Corporation)  (A Nevada Corporation    Price
                                             Common      Common      Common      Common        per
                                              Stock       Share      Stock       Shares       Share

Balance, June 12, 1996 (inception)                   -           -          -            -           -

Shares issued for the medical device           320,019      $  320          -            -
license
Shares issued for legal services                 2,133           2          -            -     $  3.15
Contribution of funds expended by the
major shareholder on the Company's behalf            -           -          -            -
Shares issued in private placement              54,667          55          -            -     $  3.78
Net loss                                             -           -          -            -
                                            ----------   ---------  ---------   ----------   ---------
Balance, December 31, 1996                     376,819         377          -            -

Contribution of funds expended by the
major shareholder on the Company's behalf            -           -          -            -
Net loss                                             -           -          -            -
                                            ----------   ---------  ---------   ----------   ---------
Balance, December 31, 1997                     376,819         377          -            -
                                            ==========   =========  =========   ==========   =========
Continued on page 4(a)

  The accompanying notes are an integral part of the consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000


Continued from page 4
                                                                        Deficit                          Less:
                                                        Detachable    Accumulated                       Common
                                           Additional      Stock       During the                        Stock
                                             Paid-in     Purchase     Development                    Subscription
                                             Capital     Warrants        Stage           Subtotal     Receivable       Total
                                           -----------  -----------   -----------       ----------   -------------    -------
Balance, June 12, 1996 (inception)                   -            -                -               -             -            -

Shares issued for the medical device             $ 480            -                -          $  800             -       $  800
license
Shares issued for legal services                 6,717            -                -           6,719             -        6,719
Contribution of funds expended by the
major
 shareholder on the Company's behalf             4,167            -                -           4,167             -        4,167
Shares issued in private placement             204,945            -                -         205,000   $  (10,000)      195,000
Net loss                                             -            -       $ (38,309)        (38,309)             -     (38,309)
                                           -----------  -----------    -------------     -----------  ------------  -----------
Balance, December 31, 1996                     216,309            -         (38,309)         178,377      (10,000)      168,377

Contribution of funds expended by the
major
 shareholder on the Company's behalf             1,500            -                -           1,500             -        1,500
Net loss                                             -            -         (62,722)        (62,722)             -     (62,722)
                                           -----------  -----------    -------------     -----------  ------------  -----------
Balance, December 31, 1997                  $  217,809            -     $  (101,031)      $  117,155   $  (10,000)   $  107,155
                                           ===========  ===========    =============     ===========  ============  ===========

 												4(a)

                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000


                                                                        Elast Technologies,
                                                                                Inc.
                                                 Elast Technologies     (Formerly Med Mark,
                                                     Corporation               Inc.)
                                             (A Delaware Corporation)  (A Nevada Corporation     Price
                                                 Common       Common     Common      Common       per
                                                  Stock       Share       Stock      Shares      Share
                                               -----------   ---------   --------   ---------   --------
Balance, December 31, 1997                         376,819       $ 377           -          -
Shares outstanding prior to the reorganization           -           -     122,000      $ 122
Shares issued in private placement                  39,400          39           -          -     $ 5.00
Payment of  receivable arising from
issuance of common stock                                 -           -           -          -
Shares issued on the exercise of warrants           50,664          51           -          -       3.75
Shares issued to consultant in connection
with the reorganization                            100,747         101           -          -       3.75
Shares issued and surrendered in the
acquisition
of Elast Technologies, Inc. (a Nevada
Corporation)
 (reverse merger)                                (567,630)       (568)     567,630        568
Shares issued for consulting services,
   engineering services, and employee                    -           -      27,000         27      15.09
compensation
Shares issued to an existing  shareholder to
  correct a stock issuance error                         -           -       1,334          1
Net loss                                                 -           -           -          -
                                               -----------  ----------  ----------  ---------  ---------
Balance, December 31, 1998                               -           -     717,964      $ 718
                                               -----------  ----------  ----------  ---------  ---------
Continued on page 5(a)

 The accompanying notes are an integral part of the consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000

Continued from page 5
                                                                           Deficit                      Less:
                                                            Detachable   Accumulated                   Common
                                              Additional      Stock      During the                     Stock
                                               Paid-in       Purchase    Development                Subscription
                                               Capital       Warrants       Stage       Subtotal     Receivable        Total
                                              ----------    -----------  ------------   ---------   -------------      ----------
Balance, December 31, 1997                      $ 217,809             -   $ (101,031)     $ 117,155    $ (10,000)       $ 107,155
Shares outstanding prior to the                    30,604             -             -        30,726             -          30,726
reorganization
Shares issued in private placement                196,961             -             -       197,000             -         197,000
Payment of  receivable arising
  from issuance of common stock                         -             -             -             -        10,000          10,000
Shares issued on the exercise of warrants         189,483             -             -       189,990             -         189,990
Shares issued to consultant in connection
with the reorganization                           377,697             -             -       377,798             -         377,798
Shares issued and surrendered in the
  acquisition of Elast Technologies, Inc.
(a
   Nevada Corporation) (reverse merger)                 -             -             -             -             -               -
Shares issued for consulting services,
   engineering services, and employee
   compensation                                   407,338             -             -       407,365             -         407,365
Shares issued to an existing  shareholder
to
  correct a stock issuance error                      (1)             -             -             -             -               -
Net loss for the year ended December 31,                -             -   (1,102,374)   (1,102,374)             -     (1,102,374)
1998
                                              -----------   -----------  ------------   -----------  ------------     -----------
Balance, December 31, 1998                      1,420,347             -  $(1,203,405)     $ 217,660             -       $ 217,660
                                              -----------   -----------  ------------   -----------  ------------     -----------


						5(a)


                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000

                                                                       Elast Technologies,
                                                                               Inc.
                                               Elast Technologies      (Formerly Med Mark,
                                                   Corporation                Inc.)
                                                    (A Delaware               (A Nevada        Price
                                                   Corporation)            Corporation)
                                                Common       Common      Common     Common      Per
                                                Shares       Stock       Shares      Stock     Share
							     ---------	---------   ---------   -------    -------
Balance, December 31, 1998                             -             -       717,964     $718
 Shares issued in
private
   placement                                           -             -        20,590       21      $14.97
 Shares issued in
private
  placement                                            -             -        50,000       50      $10.00
 Shares issued for
consulting
   services                                            -             -         2,613        2      $15.36
 Shares issued for research and
  development services                                 -             -         5,000        5      $14.80
 Net loss                                              -             -             -        -
Balance, December 31, 1999                             -             -       796,167      796
 Shares sold in a registered offering                  -             -        18,333       18      $14.00
 Shares sold in a registered offering                  -             -         9,000        9      $11.11
 Shares issued for investor relation                   -             -         5,000        5      $17.69
services
 Shares issued for investor relation                   -             -         5,000        5      $23.13
services
 Shares issued for investor relation                   -             -           640        1      $24.38
services
 Shares issued for officer compensation                -             -        12,500       13      $21.25
 Shares issued for officer compensation                -             -         1,900        2      $12.65
Shares subject to litigation                           -             -        26,600       27
 Shares issued in settlement of a dispute              -             -         4,000        4       $7.10
 Shares issued for investor relation                   -             -        13,800       14       $7.17
services
 Shares issued for investor relation                   -             -        30,000       30       $7.23
services
 Shares sold in a private placement                    -             -         5,000        5      $10.00
 Shares issued for research and
  development                                          -             -        10,000       10       $5.00
consulting
 Shares issued for investor relation                   -             -        15,000       15       $9.00
services
Continued on page 6(a)

 The accompanying notes are an integral part of the consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000

Continued from page 6
                                                                              Deficit                      Less:
                                                              Detachable    Accumulated                   Common
                                              Additional        Stock       During the                     Stock
                                                Paid-in        Purchase     Development                 Subscription
                                                Capital        Warrants        Stage       Subtotal     Receivable      Total
                                              -----------     ----------    -------------  -----------  ------------   -----------
Balance, December 31, 1998                     $1,420,347              -     $(1,203,405)     $217,660             -       $217,660
 Shares issued in private
   placement                                      308,229              -                -      308,250             -        308,250
 Shares issued in private
  placement                                       294,932       $205,000                -      499,982             -        499,982
 Shares issued for consulting
   services                                        40,150              -                -       40,152             -         40,152
 Shares issued for research and
  development services                             73,995              -                -       74,000             -         74,000
 Net loss                                               -              -        (976,928)    (976,928)             -      (976,928)
                                              -----------     ----------     ------------  -----------     ---------    -----------
Balance, December 31, 1999                      2,137,653        205,000      (2,180,333)      163,116             -        163,116
 Shares sold in a registered offering             256,650              -                -      256,668             -        256,668
 Shares sold in a registered offering              99,991              -                -      100,000             -        100,000
 Shares issued for investor relation               88,445              -                -       88,450             -         88,450
services
 Shares issued for investor relation              115,620              -                -      115,625             -        115,625
services
 Shares issued for investor relation               15,600              -                -       15,601             -         15,601
services
 Shares issued for officer compensation           265,613              -                -      265,626             -        265,626
 Shares issued for officer compensation            24,033              -                -       24,035             -         24,035
 Shares subject to litigation                        (27)              -                -            -             -              -
 Shares issued in settlement of a dispute          28,396              -                -       28,400             -         28,400
 Shares issued for investor relation               98,986              -                -       99,000             -         99,000
services
 Shares issued for investor relation              216,870              -                -      216,900             -        216,900
services
 Shares sold in a private placement                49,995              -                -       50,000             -         50,000
 Shares issued for research and
  development consulting                           49,990              -                -       50,000             -         50,000
 Shares issued for investor relation              134,985              -                -      135,000             -        135,000
services

						6(a)


                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000

                                              Elast Technologies     Elast Technologies,
                                                                            Inc.
                                                  Corporation        (Formerly Med Mark,
                                                                            Inc.)
                                                 (A Delaware                (A Nevada        Price
                                                 Corporation)           Corporation)
                                              Common     Common      Common      Common      Per
                                              Shares      Stock      Shares      Stock       Share
							   ---------   --------    --------   --------    --------
Balance, December 31, 1999 (Continued):
 Shares issued for legal services                     -          -        10,000       $10        $9.00
 Shares issued on debt conversion                     -          -        50,000        50       $11.77
 Shares sold in a registered offering                 -          -         5,000         5        $5.00
 Shares issued for investor relation                  -          -        40,000        40        $4.20
services
 Shares issued for investor relation                  -          -        34,000        34        $8.75
services
 Shares sold in a registered offering                 -          -         5,000         5        $5.00
 Shares issued for investor relation                  -          -         2,500         3        $7.81
services
 Shares sold in a registered offering                 -          -         6,429         6        $3.50
 Shares sold in a registered offering                 -          -         6,061         6        $3.30
 Shares sold in a registered offering,
  net of $10,080 commission                           -          -        21,938        22        $2.74
 Shares sold in a registered offering,
  net of $1,500 commission                            -          -         4,762         5        $1.78
 Shares sold in a registered offering,
  net of $3,000 commission                            -          -        11,111        11        $1.53
 Shares sold in a registered offering,
  net of $300 commission                              -          -         1,081         1        $1.57
 Shares sold in a registered offering,
  net of $1,500 commission                            -          -         5,333         5        $1.59
 Shares issued for investor relation                  -          -         7,500         8        $2.50
services
 Shares sold in a registered offering
  net of $2,250 commission                            -          -        12,000        12        $1.06
 Shares sold in a registered offering
  net of $3,150 commission                            -          -        15,000        15        $1.19
 Shares sold in a registered offering for
   notes receivable                                   -          -       260,000       260        $0.35
Continued on page 7(a)

  The accompanying notes are an integral part of the consolidated financial statements.

                           Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000


Continued from page 7
                                                                                Deficit                       Less:
                                                                  Detachable    Accumulated                  Common
                                                  Additional        Stock       During the                    Stock
                                                   Paid-in         Purchase     Development                 Subscription
                                                   Capital         Warrants        Stage      Subtotal      Receivable      Total
								------------    ------------   ------------   ----------    ------------    ---------
Balance, December 31, 1999 (Continued):
 Shares issued for legal services                   $89,990              -              -     $90,000               -      $90,000
 Shares issued on debt conversion                   588,552              -              -     588,602               -      588,602
 Shares sold in a registered offering                24,995              -              -      25,000               -       25,000
 Shares issued for investor relation                167,960              -              -     168,000               -      168,000
services
 Shares issued for investor relation                297,465              -              -     297,499               -      297,499
services
 Shares sold in a registered offering                24,995              -              -      25,000               -       25,000
 Shares issued for investor relation                 19,522              -              -      19,525               -       19,525
services
 Shares sold in a registered offering                22,494              -              -      22,500               -       22,500
 Shares sold in a registered offering                19,994              -              -      20,000               -       20,000
 Shares sold in a registered offering,
   net of $10,080                                    60,098              -              -      60,120               -       60,120
commission
 Shares sold in a registered offering,
   net of $1,500                                      8,495              -              -       8,500               -        8,500
commission
 Shares sold in a registered offering,
   net of $3,000                                     16,988              -              -      16,999               -       16,999
commission
 Shares sold in a registered offering,
   net of $300                                        1,699              -              -       1,700               -        1,700
commission
 Shares sold in a registered offering,
   net of $1,500                                      8,495              -              -       8,500               -        8,500
commission
 Shares issued for investor relation                 18,742              -              -      18,750               -       18,750
services
 Shares sold in a registered offering
   net of $2,250                                     12,738              -              -      12,750               -       12,750
commission
 Shares sold in a registered offering
   net of $3,150                                     17,835              -              -      17,850               -       17,850
commission
 Shares sold in a registered offering for
    notes receivable                                 90,740              -              -      91,000       $(91,000)            -

						7(a)



			          Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000

                                                                         Elast Technologies, Inc.
                                            Elast Technologies     (Formerly Med Mark, Inc.)
                                              Corporation
                                          (A Delaware Corporation)       (A Nevada Corporation)     Price
                                             Common       Common         Common        Common         Per
                                             Shares       Stock          Shares        Stock         Share
							----------    ----------     ---------      --------      --------
Balance, December 31, 1999 (Continued):
 Shares sold in a registered offering            -             -         10,000         $10        $0.68
 Shares sold in a registered offering            -             -         10,000          10        $0.70
 Shares sold in a registered offering            -             -          5,000           5        $0.75
 Shares sold in a registered offering            -             -         26,000          26        $0.70
 Shares sold in a registered offering            -             -         10,000          10        $0.65
 Shares issued for legal services                -             -        100,000         100        $0.56
 Net loss                                        -             -              -           -
                                       -----------   -----------     ----------  ----------   ----------
Balance, December 31, 2000                       -             -      1,611,655      $1,612
                                       ===========   ===========     ==========  ==========   ==========
Continued on page 8(a)


  The accompanying notes are an integral part of the consolidated financial statements.


					Elast Technologies, Inc.
                      (A Company in the Development Stage )
            Consolidated Statements of Shareholders' Equity (Deficit)
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996 (Inception) to December 31, 2000



Continued from page 8
                                                                Deficit                      Less:
                                                  Detachable    Accumulated                Common
                                     Additional     Stock       During the                  Stock
                                       Paid-in    Purchase     Development               Subscription
                                       Capital    Warrants        Stage      Subtotal    Receivable      Total
						-----------   ---------    ------------  ---------   ------------    ------
Balance, December 31, 1999 (Continued):
 Shares sold in a registered          $6,740           -              -       $6,750          -       $6,750
offering
 Shares sold in a registered           6,990           -              -        7,000          -        7,000
offering
 Shares sold in a registered           3,745           -              -        3,750          -        3,750
offering
 Shares sold in a registered          18,149           -              -       18,175          -       18,175
offering
 Shares sold in a registered           6,490           -              -        6,500          -        6,500
offering
 Shares issued for legal services     55,900           -              -       56,000          -       56,000
 Net loss                                  -           -   $(3,132,112)  (3,132,112)          -  (3,132,112)
                                  ----------  ----------   ------------  -----------  --------- ------------
Balance, December 31, 2000        $5,172,611    $205,000   $(5,312,445)      $66,778  $(91,000)    $(24,222)
                                  ==========  ==========   ============  ===========  ========= ============

						8(a)


                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
                      Consolidated Statements of Cash Flows
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996  (Inception) to December 31, 2000

                                                                                                 Period from
                                                         For the                 For the          June 12, 1996
                                                        Year Ended              Year Ended        (Inception) to
                                                    December 31, 2000       December 31, 1999      December 31, 2000
								  -------------------     --------------------
Cash flows from operating activities:
   Net loss                                        $(3,132,112)               $(976,928)         $(5,312,445)
   Adjustments to reconcile net loss to net
   cash  used in operating activities:
       Depreciation and amortization                     12,038                    2,706               15,514
       Issuance of shares for services                1,660,008                  114,152            2,594,442
       Shares issued in settlement of dispute            28,400                        -                    -
       Loss on sale of asset                                  -                    2,608                2,608
       Debt conversion expense                          115,284                        -              115,284
   Decrease (increase) in assets:
       Advances to officer                             (26,893)                        -             (26,893)
       Other assets                                     (2,922)                        -              (2,922)
   Increase (decrease) in liabilities:
       Accounts payable - trade                          40,140                    5,997               54,753
       Due to related party                               4,000                        -                4,000
       Accrued payroll taxes                             63,226                   34,523              102,125
                                                   ------------               ----------         ------------

      Cash used in operating activities             (1,238,831)                (816,942)          (2,453,534)
                                                   ------------               ----------         ------------
Cash flows provided by (used in) investing
activities:
   Purchase of equipment                               (57,554)                 (17,393)             (78,751)
   Sale of property and equipment                             -                    5,000                5,000
                                                   ------------               ----------         ------------
Cash used in investing activities                      (57,554)                 (12,393)             (73,751)
                                                   ------------               ----------         ------------
Cash flows provided by (used in) financing
activities:
   Proceeds from issuance of convertible debt           450,832                        -              450,832
   Payments on capital lease obligations                (8,732)                        -              (8,732)
   Acquisition of MedMark, Inc.                               -                        -               30,726
   Proceeds from the exercise of warrants                     -                        -              189,990
   Payment of common stock subscription
     receivable                                               -                                        10,000
   Proceeds from the issuance of common stock           667,764                  808,232             1,867,996
   Contribution to additional paid-in capital                 -                        -                 5,667
                                                   ------------               ----------          ------------
Cash provided by financing activities                 1,109,864                  808,232             2,546,479
                                                   ------------               ----------          ------------
Net increase (decrease) in cash                       (186,521)                 (21,103)                19,194
Cash at beginning of period                             205,715                  226,818                     -
                                                   ------------               ----------          ------------
Cash at end of period                                   $19,194                 $205,715               $19,194
                                                   ============               ==========          ============

  The accompanying notes are an integral part of the consolidated financial statements.

                            Elast Technologies, Inc.
                      (A Company in the Development Stage )
                      Consolidated Statements of Cash Flows
         For Each of the Two Years in the Period Ended December 31, 2000
     And for the Period from June 12, 1996  (Inception) to December 31, 2000

               Supplemental Schedule of Cash Flow Information
                                                                    Period from
                                         For the         For the    June 12, 1996
                                       Year Ended       Year Ended  (Inception) to
                                      December 31,     December 31,  December 31,
                                         2000             1999          2000

Interest paid                                   -              -        $1,375
Income taxes paid                               -           $170        $1,973


    Supplemental Schedule of Non-Cash Investing and Financing Activities

Assets acquired in non-cash
transaction:
     Acquisition of medical                     -              -          $800
    device license
     Increase in common stock
    subscription
       receivable                               -              -       $10,000
     Issuance of common stock                   -              -     $(10,800)
Issuance of common stock for
notes receivable:
     Common stock receivable              $91,000              -       $91,000
     Issuance of common stock           $(91,000)              -     $(91,000)
Assets acquired in non-cash
transaction:
     Assets acquired                      $22,200              -       $22,200
     Capital lease obligations          $(22,200)              -     $(22,200)
    incurred
Common stock issued upon debt
conversions:
     Debt converted                      $473,318              -      $473,318
     Issuance of common stock          $(473,318)              -    $(473,318)

    The accompanying notes are an integral part of the consolidated financial statements.
                                       10



                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

1.Development Stage Operations

  Elast Technologies, Inc. (a company in the development stage) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. Management's plans are discussed further in Note 15.

2.Summary of Significant Accounting Policies

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of Elast Technologies, Inc. (a Nevada corporation) (the "Company") and its subsidiary, Elast Technologies Corporation (a Delaware corporation) ("Elast Delaware"). All significant intercompany transactions have been eliminated.

  Revenue Recognition

  Revenue sales will be recognized upon the shipment of the Company's medical devices. Provision for discounts and allowances will be provided for in the same period the related medical devices sales are recorded.

  Cash and Equivalents

  The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. In addition, the Company has no compensating balance requirements. The Company maintains its cash in bank accounts, which did not exceed federally insured limits at December 31, 2000 and exceeded federally insured limits by $104,334 at December 31, 1999; however, the Company has not experienced any losses in such accounts.

  Equipment

  Equipment is recorded at cost and are depreciated using the straight-line method over its expected useful lives. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the statement of operations.

  Renewals and betterments that materially extend

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000


2.Summary of Significant Accounting Policies, Continued

  Property and Equipment, Continued

  the life of the assets are capitalized. The Company's property and equipment consists of equipment, computers and software with expected useful lives of 3 - 5 years.

  Intangible Asset

  The Company recorded its intangible asset at cost. The intangible asset was amortized on a straight-line method over the shorter of its contractual term or its estimated useful life, which was shorter.

  Research and Development Costs

  Research and development expenditures are charged to operations as they are incurred.

  Impairment of Long-Lived Assets

  The Company annually evaluates its long-lived assets, including its intangible asset, described as a license to patented technology, for potential impairment. When circumstances indicate that the carrying amount of the asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss
  will   be   recognized.  The  Company's   management   has
  determined that there was such impairment present at December 31, 2000 and the remaining $80 unamortized amount of the license to patented technology was written off.

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

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

2.Summary of Significant Accounting Policies, Continued

  Disclosures about Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments, which include cash and equivalents, advances to officers, accounts payable-trade, and capital leases, approximate their fair values at December 31, 2000 and 1999. The notes receivable included in the statement of shareholders' equity are not considered financial instruments. See the discussion on the notes receivable in Note 12, Stock Transactions - Shares Issued in Registered Offerings.

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

  Common Shares and Per Share Amounts

  All   common  shares  and  per  share  amounts  have  been
  adjusted to give retroactive effect, where applicable to the one for ten reverse stock split.

  Earnings (Loss) per Common Share

  Basic earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings
  (loss) per common share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

2.Summary of Significant Accounting Policies, Continued

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

  Reclassification

  Certain  reclassifications have  been  made  to  the  1999 financial  statements  in order to  conform  to  the  2000 financial statement presentation.

3.Equipment

  Equipment  at December 31, 2000 and 1999 consists  of  the following:
                                        2000        1999
                                       ------      -------
     Test equipment                    $  61,028          -
     Computers                            20,848    $12,896
     Computer software                    10,774          -
                                      ----------  ---------
                                          92,650     12,896
     Less: accumulated depreciation     (14,022)    (2,224)
                                      ----------  ---------
     Total property and equipment,
     net                                 $78,628    $10,672
                                      ==========  =========

  Depreciation  expense  for the years  ended  December  31,
  2000  and  1999  and  for the period from  June  12,  1996
  (inception) to December 31, 2000 was $11,798,  $2,546  and
  $14,714 respectively.

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

4.Income Taxes

  At December 31, 2000 and 1999, the components of the provision for income taxes are as follows:

                                   2000          1999
           Current tax expense:
           Federal                       -               -
           State                         -               -
				          --------	----------
                                         -               -
					    --------	----------
           Deferred tax
           expense:
           Federal                       -               -
           State                         -               -
					    --------  	----------
                                         -               -
					    --------	----------
           Total provision               -               -
					    ========	==========

  Significant components of the Company's deferred income tax assets at December 31, 2000 and 1999 are as follows:


                                      2000          1999
Deferred income tax asset:
Capitalized expenses              $  1,716,022  $  723,971
Other                                   43,829      12,741
					    ------------  ----------
Total deferred income tax asset      1,759,851     736,712
  Valuation allowance              (1,759,851)   (736,712)
					    ------------  ----------
Net deferred income tax asset                -           -
					    ============  ==========

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

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31, 2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

4.Income Taxes, Continued

  Reconciliation  of the effective income tax  rate  to  the
  U.S. statutory rate is as follows:
                                                2000        1999
     							     --------    -------
      Tax expense at the U.S. statutory
       income tax rate                          (34.0)%      (34.0)%
      Increase in the valuation allowance         32.7         36.2
      Other                                        1.3        (2.2)
							    ---------   ----------
      Effective income tax rate                      -%           -%
							    =========   ==========

  As of December 31, 2000, the Company has a federal research and experimentation credit carryover of $11,985. The credit will begin to expire in 2012. The Company has determined that there will be significant limitations on the future utilization of the net operating loss carry forward due to the ownership changes in the company.

5.Capital Lease Obligations

  The Company leased certain equipment under agreements that are classified as capital leases during the year ended December 31, 2000. The $22,200 cost of the equipment under capital leases is included in equipment. Accumulated depreciation of the leased equipment at December 31, 2000 was approximately $5,098. Depreciation
  of   the  leased  property  is  included  in  depreciation
  expense.

  The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31, 2000 are as follows:

     2001                                      $  9,153
     2002                                         5,471
     2003                                           456
							    ---------
     Total minimum lease payments                15,080
     Less: amount representing interest         (1,612)
							    ---------
     Present  value  of net  minimum  lease
     payments						 13,468
     Less: current maturities                   (7,913)
     							    ---------
     Long-term capital lease obligation        $  5,555
							    =========

6.Convertible Debt

  On March 13, 2000, the Company entered into two convertible note agreements. Each note had an original principal balance of $225,416 and earned interest at 9% per annum with a maturity date of March 31, 2002. The notes were convertible into the Company's common stock at $15.00 per share. On September 30, 2000, the Company induced the conversion of both notes at $9.47 per share and issued a total of 50,000 shares. The Company recognized debt conversion expense of $115,284.

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000


7.Related Party Transactions

  Licensing Agreement

  In 1996 the Company entered into a licensing agreement with an individual who is an officer and major shareholder whereby the Company received the exclusive right to develop, manufacture, and market an allergy detection, non-invasive, medical device (Electronic Allergo-Sensitivity Test Device, U.S. Patent No. 5413113). The Company issued 320,019 shares of Company common stock with a value of $800. The licensing agreement does not require any royalty payments. The licensing agreement is for a term of five years, with the Company holding options to extend the agreement for two additional five-year terms at no additional cost.
  Vehicle Acquisition

  In 1999 the Company paid $11,000 to an officer and major shareholder for rental and purchase of a vehicle. Of the amount paid, $2,700 represented automobile rental and $8,300 represented the purchase price. The automobile was used for business purposes and subsequently sold to an independent party for $5,000. The Company recognized a $2,608 loss from the sale of the asset.

  Advances to Officer

  During   2000,  the  Company  advanced  amounts   totaling
  $26,893 to an officer and shareholder of the Company.

  Due to Related Party

  In 2000, an entity that was controlled by an officer and shareholder of the Company loaned $4,000 to the Company.

  Housing Expenses

  In 1999, an officer was provided housing in a residence owned by a different officer who is a shareholder. The Company paid $15,000 for the housing and the cost was included in the compensation of the officer that used the residence.

8.Commitments and Contingencies

  Patent Technology

  In 1996, the Company entered into a technology licensing agreement that provided for its use of certain intellectual property described by a United States patent. Since obtaining the license rights, the Company has expended significant research and development efforts in conjunction with the intellectual property that has resulted in significant modifications and

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

8.Commitments and Contingencies, Continued

  Patent Technology, Continued

  enhancements. The Company's efforts to date, plus its anticipated efforts in the future, raise doubt that the final technology involved in the medical device will be protected by the original patent. Therefore, the Company has expensed the unamortized costs associated with the licensing agreement.

  Stock Options Dispute

  A dispute between the Company and a former director existed relating to options to purchase common stock granted by Elast Delaware, prior to its merger with the Company. The dispute was resolved in 2000, and the former director received 4,000 shares with a fair value of $28,400 at the time the shares were issued.

  Employment Taxes

  The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies. Since inception, the Company paid $1,052,893 in compensation to three of its officers upon which taxes were not withheld nor remitted to the appropriate governmental authorities. If, as a result of not withholding employment taxes, the employees incur an income tax liability that ultimately results in a deficiency, the Company becomes contingently responsible, if the employees cannot or do not satisfy that liability. Since inception, the Company is contingently liable for these taxes, penalties, and interest, which approximate $390,000. The employer portion of the payroll-related taxes has been recorded as a liability by the Company.

  Termination Dispute

  A dispute exists between the Company and a former officer and director of the Company. (See Note 9)

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

8.Commitments and Contingencies, Continued

  Operating Leases

  The Company has certain operating leases with future minimum lease payments at December 31, 2000 as follows:

     2001                              $  32,063
     2002                                  4,897
						  ----------
     Total minimum lease payments      $  36,960
						  ==========

  Rent expense for operating leases for each of the two years ended December 31, 2000, and for the period from June 12, 1996 (Inception) to December 31, 2000 was
  $29,379, $9,638, and $39,017, respectively.

9.Stock Based Compensation

  During 1999, the Company's Board of Directors adopted a Stock Option Plan and granted options to purchase 15,000 shares of the Company's common stock to two members of the Board of Directors. The maximum number of shares issuable under the plan may not exceed 500,000 shares. The options were issued with an exercise price of $15.00 with 5,000 expiring in July 2002 and 10,000 expiring in March 2003. As the directors are employees of the Company, the options were accounted for under APB No. 25. The exercise price of the options equaled or exceeded the fair value of the Company's common stock at the date of grant. Consequently, no compensation expense was recognized in connection with the issuance of these options.

  On February 13, 1998, the Board of Directors of Elast Delaware granted 10,000 options to purchase common stock to each of the three members of the Board of Directors of Elast Delaware in recognition of their service to it. The 30,000 options have a three-year term and are exercisable at $20.00 per share. Two of the Directors were employees of Elast Delaware, and their options were accounted for under APB No. 25. The options were granted at prices, which equaled or exceeded the fair value of Elast Delaware's common stock at the date of grant. Consequently, no compensation expense was recognized in connection with the issuance of these 20,000 options. The 10,000 options issued to the directors were valued in accordance with the provision of SFAS No. 123 and determined to have no value, therefore no compensation expense was recognized or pro forma expense disclosed.

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

9.Stock Based Compensation, Continued

  The following summarizes information about stock options of the Company granted and outstanding at December 31, 2000 and 1999:

                                  2000                 1999
                                    Exercise                 Exercise
                           Options  Price      Options       Price
				    --------  ---------  ---------     ---------
Outstanding at beginning
of year			      15,000      $15.00            -        -
Granted                          -           -       15,000   $15.00
Exercised                        -           -            -        -
Forfeited                        -           -            -        -
				      ------      ------       ------   ------
Outstanding at end of year  15,000      $15.00       15,000   $15.00
				      ======      ======       ======   ======

  The following summarizes information about the stock options of Elast Delaware granted and outstanding at December 31, 2000 and 1999:


                                  2000                 1999
                                    Exercise                Exercise
                           Options  Price      Options      Price
				    --------  ---------  ---------     ---------
Outstanding at beginning
of year		 		30,000     $20.00       30,000   $20.00
  Granted                        -          -            -        -
  Exercised                      -          -            -        -
  Forfeited                      -          -            -        -
				      ------     ------       ------   ------
  Outstanding at end of
  year				30,000     $20.00       30,000   $20.00
				      ======     ======       ======   ======

  The Company continues to account for stock-based compensation to employees using the intrinsic value method as prescribed in APB No. 25 under which no compensation cost for options is recognized for options granted at or above fair market value of the Company's common stock at the date of grant. Had the compensation expense for options awards been determined based upon fair values at the grant dates in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share for the year ended December 31, 1999 would have been the amount indicated in the following schedule. There was no effect on the Company's pro forma net loss and net loss per share for the year ended December 31, 2000.
                             20


                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

9.Stock Based Compensation, Continued

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

  The  pro  forma  effect on net loss  for  the  year  ended
  December 31, 1999 may not be representative of the actual results had the Company accounted for the stock options using the fair value method.

    Net loss, as reported                      $  (976,928)
    Pro forma net loss                         $(1,134,928)
    Basic loss per share                          $  (0.13)
    Pro forma net loss per share                  $  (0.15)

  For purposes of the above pro forma calculation, the fair value of options granted in 1999 is estimated using the BSOPM with the weighted average assumptions listed below.

                                              1999
							     -------
Risk-free interest rate                       4.850%
Expected stock dividend yield                     -
Expected stock price volatility               0.834
Expected life in years                        1.000


  Summary    information   about   the   Company's   options
  outstanding at December 31, 2000:

                                         The            Subsidiary
                                       Company       (Elast Delaware)
							--------      ----------------
Exercise price                             $  15.00          $  20.00
Options outstanding, December 31,            15,000            30,000
2000
Weighted average remaining                2.0 years         0.1 years
contractual life
Weighted average exercise price            $  15.00          $  20.00
Options exercisable, December 31,            15,000            30,000
2000
Weighted average exercise price            $  15.00          $  20.00

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

10.    Stock Purchase Warrants

  The Company's private placement offering of stock in 1999 was accomplished with the sale of 50,000 units comprised of one share of common stock and one stock purchase warrants. The stock purchase warrants were immediately exercisable upon issuance. The stock purchase warrants provide for an exercise price of $24.00 and expire in July 2004. To date, none of the stock purchase warrants have been exercised. At December 31, 2000 and 1999, 50,000 shares of common stock, respectively, were reserved for this purpose.

11.    Loss Per Common Share

  Basic  and diluted loss per common share has been computed by  dividing the loss available to common shareholders  by the  weighted-average  number of  common  shares  for  the period presented.
  The  computations  of basic and diluted  loss  per  common share  for the years ended December 31, 2000 and 1999  are as follows:
                                                                Period from
                                   For the         For the      June 12, 1996
                                   Year Ended      Year Ended   (Inception) to
                                   December 31,    December     December 31,
                                   2000            31, 1999     2000
					       ------------    -----------  ---------------
Net loss available to common       $  (3,132,112)  $ (976,928)    $(5,312,445)
stockholders
Weighted-average shares, basic
and diluted					        953,184      771,188         634,507
						 --------------   ----------    ------------
Loss per common share, basic and
diluted					      $  (3.29)    $  (1.27)       $  (8.37)
						 ==============   ==========    ============

  The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

                                                                Period from
                                   For the         For the      June 12, 1996
                                   Year Ended      Year Ended   (Inception) to
                                   December 31,    December     December 31,
                                   2000            31, 1999     2000
						 ------------    -----------  ---------------
Shares  of common stock  issuable
under:
Stock options of the Company           15,000          15,000        15,000
Stock options of consolidated
subsidiary						30,000          30,000        30,000
Stock purchase warrants of the
Company                                50,000          50,000        50,000
							------          ------        ------
                                       95,000          95,000        95,000
                                       ======          ======        ======



                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

12.    Stock Transactions

  Shares Issued to Acquire a License Agreement
  In  1996,  the Company issued 320,019 shares of its  stock
  for   $800  to  obtain  a  licensing  agreement  from   an
  individual, who is an officer of the Company (Note 7).

  Shares Issued for Services

  In 1996, the Company issued 2,133 shares for legal services related to corporate formation and preparation of the Company's private placement memorandum. The shares of Company stock were issued for legal services valued at $6,719.

  In 1998 the Company issued 27,000 shares for consulting and engineering services and employee compensation as follows:

     Consultants were issued 11,500 shares as additional recognition of their services to the Company. The shares were valued at their fair value based on the market price at the date of issuance, $15.00 per share.

     An outside engineer was issued 5,500 shares as additional recognition of his services to the Company. The shares were valued at their fair value based on the market price at the date of issuance, $15.40 per share.

     An officer and major shareholder was issued 10,000 shares as additional recognition of his continuing efforts related to the development of the technology of the device to test human bio-voltage. The shares were valued at their fair value based on market price at the date of issuance, $15.00 per share.

  In 1999 the Company issued 7,613 shares for consulting and research and development services as follows:

      Consultants  were  issued 2,613 shares  as  additional
      recognition of their services to the Company. The shares were valued at their fair value based on the market price at the date of issuance, $15.36 per share.

      Research and development engineers were issued 5,000 shares as additional recognition of their services to the Company. The shares were valued at fair value based on the market price at the date of issuance, $14.80 per share.


                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

12.    Stock Transactions, Continued

  Shares Issued for Services, Continued

  In 2000 the Company issued 86,900 restricted shares and 200,940 registered shares for services as follows:

      During 2000, the Company issued 75,000 restricted shares and 78,440 registered shares for investor relations services. The value of the shares and services were based on market value of the shares at the date of issuance, which ranged from $17.69 to $4.20 per share, for the restricted shares and $24.38 to $2.50 per share for the registered shares.

      The Company issued 1,900 restricted shares and 12,500 registered shares to officers as compensation. The value of the shares and compensation was based on the market price of the Company's common stock at the date of issuance, which was $12.65 per share for the restricted shares and $21.25 per share for the registered shares.

      The Company issued 10,000 restricted shares of its common stock for consulting services in connection with its research and development efforts. The shares and services were valued at $5.00 per share, the fair value of the shares at the date of issuance. The Company also issued 110,000 common shares for legal services. The shares and the related services were valued at the market price per share of the Company's common stock at the date of issuance, which ranged from $9.00 to $0.56 per share.

  Private Placement Offerings

  In 1996, the Company, in a private placement offering, sold 54,667 units consisting of one share of common stock and one stock purchase warrant (the "warrants") at an exercise price of $0.38 per share. The warrants were redeemable at $3.80 per warrant immediately upon issuance, and expired on September 30, 1999.

  In 1998, the Company, in a private placement offering, sold 39,400 shares of common stock at $5.00 per share.

  In 1999, the Company, in a private placement offering, sold 50,000 units at $10.00 per unit consisting of one share of common stock and one stock purchase warrant ("warrants") at an exercise price of $24.00 per share.

  The warrants are exercisable immediately and will expire in July 2004. The proceeds of from the sale of the units were allocated between the common stock and warrants based on their relative market values.

  In 1999, the Company, in a private placement offering, sold 20,590 shares of common stock at $14.97 per share.
  In 2000, the Company, in a private placement offering, sold for cash 5,000 shares of common stock at $10.00 per share.

  Shares Issued in Registered Offerings

  During  2000,  the Company issued 692,988  shares  of  its common  stock  including  the 200,940  shares  issued  for
  services   described  above,  pursuant   to   registration
  statements filed on Forms SB-2 and S-8 as follows:


                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

12.    Stock Transactions, Continued

  Shares Issued in Registered Offerings, Continued

     The Company sold 182,048 common shares at prices ranging from $14.00 to $.65 per share and realized net proceeds of $617,763 after commissions of $21,780.

     In addition, on December 29, 2000, the Company sold 260,000 common shares for unsecured promissory notes issued by four individuals. The promissory notes and the related interest earned is payable on or before December 29, 2002. The promissory notes have a fixed interest rate of 5% per annum. The face amount of the promissory notes is subject to adjustment based upon the trading price per share of the Company's common stock at the time the promissory notes are paid if it is below $0.35 per share. The terms of the promissory notes do not require their payment prior to their maturity in the event the 260,000 shares or any portion of those shares is sold or transferred. Therefore, the ultimate cash proceeds resulting from the issuance of the 260,000 shares for the promissory notes will not be known until the promissory notes are paid. Accordingly, the notes will be treated as a reduction of shareholders' equity and adjusted to their calculated value at the end of each financial period reported upon.

     During 2000, notes payable totaling $450,832 plus accrued interest were converted to 50,000 registered shares of common stock of the Company.

  Common Shares Issued for Warrants Exercised

  During  1998, 50,664 warrants were exercised resulting  in the  issuance  of 50,664 shares of common stock  at  $3.75 per share and realized proceeds of $189,990.
  Share Issued, Currently in Litigation

  In December 1999, the Company entered into a Consulting Agreement ("Agreement") with Crescent Partners, L.P. ("Crescent") whereby Crescent was to act as a finder of capital and a public relations consultant. Pursuant to the Agreement, the Company issued, in February 2000, 80,000 shares of the Company's common stock to Crescent. In turn, Crescent was to


                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

12.    Stock Transactions, Continued

  Share Issued, Currently in Litigation, Continued

  find investors to purchase those shares at prices approved by the Company. Subsequently, Crescent sold a portion of the common stock without the Company's approval and diverted the proceeds from the Company. The Company filed suit against Crescent on March 30, 2000 for breach of duty and contract. The Company also filed an injunction to recover the 80,000 shares and through that injunction recovered 53,400 of the shares. The remaining unrecovered shares are recorded at par value given that the outcome of the litigation is uncertain.

  Shares Issued as Settlement of Termination Dispute

  A dispute arose between the Company and a former officer and director of the Company. In December 1999, this former officer and director was removed from the Board of Directors and terminated as an officer. The Company engaged in discussions with this individual seeking a settlement of this matter provided the terms of such settlement were reasonable and in the best interests of the Company. In this connection, the Company entered into an agreement in which the Company issued 12,500 shares of the Company's common stock as settlement of the termination dispute between the Company and a former officer and director of the Company regarding his removal from the Board of Directors and termination as an officer. The Company recognized compensation expense of $265,625 based on the fair value of the shares at the time of issuance. Subsequently, the Company believes the former officer breached the settlement agreement and in August 2000, filed suit against him.

  Shares Issued as Settlement of Stock Option Dispute

  A dispute between the Company and a former director arose relating to options to purchase common stock granted by Elast Delaware prior to its merger with the Company. The former director claimed the 10,000 options granted to him by Elast Delaware were options to purchase shares of the Company. The Company reviewed this matter and the relevant documentation and believed the former director's claim was without merit. To resolve this matter, the Company issued 4,000 shares of the Company's common stock in settlement of this dispute in 2000. The Company recognized a settlement expense of $28,400 based on the fair value of the shares at the time of issuance.


                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

12.    Stock Transactions, Continued

  Shares Issued in the Acquisition of Med Mark, Inc.
  In 1998, the Company issued 100,747 shares of stock for consulting services related to the acquisition of Med Mark, Inc. (a reverse merger). One of the individuals who received 20,000 shares for the acquisition-related consulting services is an officer of the Company. The shares were valued at $3.75 per share.

  Acquisition of Med Mark, Inc. (Reverse Merger)
  On June 10, 1998, the Company acquired all of the outstanding common stock of Elast Delaware in a business combination accounted for as a purchase. For accounting purposes, the acquisition has been treated as the acquisition of the Company by Elast Delaware with Elast Delaware as the acquiror (a reverse acquisition). The effective purchase price was 122,000 shares of the Company's common stock. The Company, formerly known as Med Mark, had no operations as of the acquisition date.

  No goodwill has been recorded as a result of this transaction. As this transaction is treated as a reverse merger acquisition, the historical financial statements prior to June 10, 1998 are those of Elast Delaware.

  Stock Issued to Correct a Stock Issuance Error

  In 1998, the Company issued 1,334 shares to correct an error on a previous stock issuance.
  Stock Split

  On December 12, 2000, the Company's Board of Directors authorized a one-for-ten reverse stock split to shareholders of record on December 22, 2000. All references in financial statements and notes to financial statements to number of shares, weighted average shares, per share amounts, and market prices of the Company's common stock have been adjusted to give retroactive effect for the reverse stock split.

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

13.    Legal Fees

  The Company incurred legal fees as follows:

            For the year ended December 31, 2000:

                          Range of       Fair
                          Prices Per     Value
Service      Shares       Share          Value     Cash      Total
---------	  ---------    ----------     --------  --------  ---------
Securities       110,000    $0.56-$9.00   $146,000  $112,899   $258,899
Litigation             -                         -    55,000     55,000
Patents                -                         -     2,717      2,717
Other                  -                         -     6,589      6,589
                --------                 ---------  --------   --------
Total            110,000                  $146,000  $177,205   $323,205
                ========                 =========  ========   ========

            For the year ended December 31, 1999:

                          Range of       Fair
                          Prices Per     Value
Service      Shares       Share          Value     Cash      Total
---------	  ---------    ----------     --------  --------  ---------
Securities             -                         -  $38,212   $38,212
Litigation             -                         -        -         -
Patents                -                         -    2,030     2,030
Other                  -                         -    5,347     5,347
                --------                 ---------  -------   -------
Total                  -                         -  $45,589   $45,589
                ========                 =========  =======   =======

  Shares issued for services were based on the fair value of the shares.

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

14.    Investor Relations

  The   Company  incurred  investor  relations  expense   as
  follows:

            For the year ended December 31, 2000:

                                 Range of       Fair
Type of                          Prices Per     Value
Service              Shares      Share          Value      Cash     Total
-----------		    --------    -----------    --------   -------  --------
Investment firms        20,000   $2.50-$23.13   $215,625   $83,213    $298,838
Internet service         5,640   $5.16-$24.38     41,375         -      41,375
firms
Individuals            122,800   $4.20-$17.69    917,350         -     917,350
Media                        -                         -    13,750      13,750
Expenses                     -                         -    54,119      54,119
                      --------                 ---------   -------     -------
Total                  148,440                $1,174,350  $151,082  $1,325,432
                      ========                ==========  ========  ==========


For the year ended December 31, 1999:

                           Range of       Fair
Type of                    Prices Per     Value
Service      Shares        Share          Value     Cash       Total
---------    --------      -----------    --------  -------    --------
Individuals            -              -          -  $140,685   $140,685
Expenses               -              -          -     5,397      5,397
                --------   ------------  ---------   -------   --------
Total                  -              -          -  $146,082   $146,082
                ========   ============  =========  ========   ========

   Shares issued for services were based on the fair value
                       of the shares.

15.    Management's Plan, (Unaudited)

  The Company is presently continuing research and development activities relating to a non-invasive, medical device to test for human bio-voltage flows (the "device"), which the Company owns the rights to develop, test, manufacture and market. To further advance the research and development of the device, and to validate the scientific principle of bio-voltage measurement, an extensive period of testing has commenced. The initial application of the basic technology centered on its use in non-invasive allergy testing. During 2000, test results indicated that this application is not feasible without extensive additional research and has

                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

15.    Management's Plan, Continued

  been put on hold. However, testing indicated that the basic technology may have an application in chiropractic medical procedures.

  With the successful completion of initial testing of the The Life Force Analyzer chiropractic device, the Company is having 25 units of the device manufactured. These test devices will be provided to a select group of chiropractic medical practitioners. The operating plan is to develop the production device as a stand-alone unit, which is user-friendly and fully self-contained.

  The Company plans to negotiate and enter into marketing agreements with appropriate distributors and marketing agents. In addition, it may acquire the right to sell or distribute products, or obtain licensing, marketing, distribution or other rights to compatible products.

  However, other than costs related to the continued development of the device, the Company does not anticipate significant expenditures on acquisition or development of other products during the next year. Subsequent to successful chiropractic medical practitioner testing the Company will focus its initial marketing and distribution efforts on development and commercial distribution of the device. The plan calls for the lease or license of the devices.

  It will be necessary to raise additional funds to complete prototype development and limited clinical trials of the chiropractic device. However, if the device performs as anticipated, the Company's management believes that they will be able to raise the funds necessary to begin production of the devices through the sale of the Company's stock, issuance of debt, and/or licensing certain proprietary rights.

  Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the device, sufficient funds may not be available to enable the device to be completed and brought to market.

16.    Subsequent Events

  Stock Transactions

  During the period from January 1, 2001 through March 31, 2001 the Company issued 2,716,741 additional common shares for cash and services received. The issuance of these shares represents 169% of the shares outstanding at December 31, 2000. Shares were issued for the following:


                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

16.    Subsequent Events, Continued

  Stock Transactions, Continued

                                                       Range of
                         Number of      Value          Prices per
                         Shares Issued  Received       Share
				   -------------  ----------     ------------
Cash                           754,700      $211,050     $0.10-$0.50
				     -----------  ------------  --------------
Note receivable                900,000       350,000           $0.35
				     -----------  ------------  --------------
Services:
  Investor relations           870,375       280,899     $0.16-$0.53
  Research and development     166,666        50,850     $0.28-$0.53
  Director Compensation         25,000         6,275           $0.25
                           -----------  ------------  --------------
  Total shares for services  1,062,041       338,024     $0.16-$0.53
                           -----------  ------------  --------------
Total shares issued          2,716,741      $900,074     $0.10-$0.53
                           ===========  ============  ==============

  Shares issued for services were based on the fair value of the shares issued.

  On January 24, 2001, the Company sold 900,000 common shares for an unsecured promissory note issued by a Nevada corporation. The promissory note and the related interest earned is payable on or before January 23, 2003.

  The promissory note has a fixed interest rate of 5% per annum. The face amount of the promissory note is subject to adjustment based upon the trading price per share of the Company's common stock at the time the promissory note is paid if it is below $0.35 per share. The terms of the promissory note do not require its payment prior to its maturity in the event the 900,000 shares or any portion of those shares is sold or transferred. Therefore, the ultimate cash proceeds resulting from the issuance of the 900,000 shares for the promissory note will not be known until the promissory note is paid. Accordingly, the note will be treated as a reduction of shareholder's equity and adjusted to its calculated value at the end of each financial period reported upon.

  Stock Options

  Subsequent to December 31, 2000, the Company granted options to purchase 250,000 shares of its common stock to three individuals involved in the Company's research and development activities. The options are exercisable at $.50 per share at any time after January 22, 2002.


                  Elast Technologies, Inc.
            (A Company in the Development Stage)

         Notes to Consolidated Financial Statements

 For Each of the Two Years in the Period Ended December 31,
                            2000
    And for the Period from June 12, 1996  (Inception) to
                      December 31, 2000

17.    Unaudited Quarterly Financial Data

  The following is a reconciliation of 2000 interim results of operations, which were impacted by the effect of year-end adjustments:


                         Quarter Ended              Quarter Ended
                         March 31, 2000             June 30, 2000
                      ---------------------    ------------------------
                      As reported     As          As reported     As
                      In Form 10QSB  Adjusted    In Form 10QSB   Adjusted
                      ------------  ---------   --------------   ----------

Net income (loss)      $(837,570)   $(835,876)      $(383,735)   $(382,043)
                       ==========   ==========      ==========   ==========
Net loss per common
share,
basic and diluted         $(1.01)      $(1.01)         $(0.44)      $(0.44)
                       ==========   ==========      ==========   ==========





                         Quarter Ended            Quarter Ended
                       September 30, 2000       December 31, 2000
                      --------------------     ------------------
                      As reported     As
                      In Form 10QSB  Adjusted         Actual
                      -------------  ---------       --------
Net income (loss)      $(785,674)    $(897,706)       1,016,487
                       ==========    ==========      ==========
Net loss per common
share,
basic and diluted         $(0.85)    $   (0.98)       $  (0.87)
                       ==========    ==========      ==========

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation
S-B.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of Elast serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Name                               Age    Position

Thomas Krucker                     60     President/Director

Dr. Robert Milne                   53     Secretary/Director

Dr. Eduardo Daniel Jimenez         62     Treasurer/Director
Gonzalez

Thomas Krucker is the President, Chief Executive Officer, and a director of the Company.

Mr. Krucker graduated from the University of Arizona in 1962 and received a Juris Doctorate degree from Pepperdine University in 1969. Mr. Krucker served with Toyota USA for approximately 20 years. Mr. Krucker was formerly the chief operating officer of Fun City Popcorn, Inc., a Nevada corporation which recently changed its name to Tone Products. Mr. Krucker left Tone Products to accept the office of President of the Company.

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

Dr. Eduardo Daniel Jimenez Gonzalez; Director

Dr. Jiminez is an international banker and Mexican attorney who specializes in immigration, civil, and criminal matters in the Republic of Mexico and who provides international consulting services regarding finance, credit, commerce, industrial and tourist development, import and export matters, and administrative management. Dr. Gonzalez is a Fullbright Scholar who received a Master of Arts Degree from John Hopkins University, School of Advanced International Studies, in Washington, D.C. and who has studied International Economics at Harvard University and American Civilization at Georgetown University. Dr. Gonzalez has served as a counselor at the Mexican Embassy in Washington, D.C., as a Mexican Minister in Bonn, as Ambassador at Large for Mexico in Oslo, Norway and Islandia, and as private secretary for a former President of Mexico. He has served as Managing Director for Latin American Investment Banking for First Chicago Bank in Panama, Colombia, Venezuela, Ecuador and Peru, as First Chicago Bank's Vice-President for the Western Hemisphere. He is an international lecturer on economic development and an International Law Professor at the University of Mexico.

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

ITEM 10.  EXECUTIVE COMPENSATION

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Officers' compensation, in the aggregate, increased from $344,737 during the year ended 1999 to $504,474 during the year ended 2000. Compensation to the Company's officers is specified on the following chart:


                      Cash        Meals &                            Total
           Stock      Compen-     Entertainment Travel   Advance     Compen-
                      sation                                         sation
           --------   ----------  ------------  -------  -------     ----------

T.               --     $ 188,716   $   1,832    $14,771  $(25,319)    $180,000
Krucker                                          14,771   (25,319)
T.         $265,625            --          --         --               $265,625
Hamilton
Dr. Milne  $ 24,035        33,000   $   1,814         --               $ 58,849
           --------   ----------  -----------    -------  ---------    --------
Totals     $289,660     $ 221,716   $   3,646    $14,771  $(25,319)    $504,474

Shares  Issued as Compensation for Services.  In  2000,  the
Company  issued 14,400 shares of its $.001 par value  common
stock   as   compensation  for  consulting  and  engineering
services, and employee compensation, as follows:

     (i) Dr. Milne, an officer, director and major shareholder of the Company, was issued shares of the Company's $.001 par value common stock as additional compensation for his services to the Company valued at $24,035; specifically, his continuing efforts related to the development of certain technology which will be utilized by the Company in its business operations.

     (ii) Mr. Hamilton, a former officer and director, was issued shares of the Company's $0.001 par value common stock as compensation for his past services rendered as an officer and director of the Company valued at $265,625.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to the Company, as of March 9, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group.

                                            Amount and
                                            Nature of
              Name and Address              Beneficial   Percent of
Title of      of Beneficial Owner           Ownership       Class
Class

Common Stock  William Alverson                  300,000       7.07%
              1525 Mesa Verde Dr. East
              Suite 210
              Costa Mesa, CA 92626
              Dr. Robert Milne (2)              398,998       9.40%
Common        2432 Greens Ave.
              Henderson, NV  89014
Common        Total Beneficial Owners           698,998      16.47%
              of 5% or more

Ownership of Officers and Directors:
Common Stock  Thomas Krucker (1)                 26,734       0.63%
              2505 Rancho Bel Air
              Las Vegas, NV 89107
Common Stock  Dr. Robert Milne (2)              398,998       9.40%
              2432 Greens Ave.
              Henderson, NV  89014
Common        Eduardo Jimenez Gonzalez           25,000       0.59%
              32 Montego Ct.
              Coronado, CA 92118
Common Stock  All directors and officers        450,732      10.62%
              as a group(2 persons)

(1) Shares of the Company's common stock are held by (i) Mr.
Krucker; and (ii) a trust in the name of Mr. Krucker's spouse, Katherine.

(2) Shares of the Company's common stock are held by (i) Dr.
Milne; and (ii) Dr. Milne's spouse, Julie Milne, and (iii) their three daughters, who hold 1,000 shares each.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Licensing Agreement Was Not the Result of Arms-Length
Negotiations.

As set forth above, on or about June 12, 1996, Elast Delaware acquired a license from Robert D. Milne, M.D., who was, at that time, Chairman of the Board of Directors and a major shareholder of Elast Delaware, whereby Elast Delaware acquired the exclusive right to develop, manufacture and market the ELAST Device. Elast Delaware issued to Dr. Milne 320,000 shares of its common stock to acquire the licensing rights. The Company believes that the fair market value of 320,000 shares of Elast Delaware's common stock at the time of the transaction was $800, and, therefore, the Company determined that 320,000 shares of Elast Delaware's common stock was fair consideration for the license agreement with Dr. Milne. Because modifications may be made during the development and testing of the ELAST Device, it is not certain that the final technology developed by Elast Delaware will be protected by the original patent.

ITEM 13.  EXHIBITS.

EXHIBITS

     3.1      Articles  of  Incorporation  (incorporated  by
               reference  to  the Registration Statement  on
               Form  SB-2  filed  with  the  Commission   on
               December 7, 1999).

     3.2 Articles of Amendment to Articles of Incorporation. (incorporated by reference to the Registration Statement on Form SB-2 filed with the Commission on December 7,
               1999).

     3.3      By-laws  of  the  Registrant (incorporated  by
               reference  to  the Registration Statement  on
               Form  SB-2  filed  with  the  Commission   on
               December 7, 1999).

                         SIGNATURES

In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Elast Technologies, Inc.


                           By: /s/ Thomas Krucker
                              Thomas Krucker, President

                           Date: April 4, 2001