Form 10QSB
period 2001-03-31
ELAST TECHNOLOGIES INC
filed 2001-05-22
CIK 1080924

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH  31,
2001.

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

3960 Howard Hughes Pkwy., 5th Floor, Las Vegas, NV 89109
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 878-3397

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 6,766,796 shares of common stock issued and outstanding as of May 22, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            March 31, 2001.




                    ELAST TECHNOLOGIES, INC.
              (A Company in the Development Stage)
             CONSOLIDATED BALANCE SHEET (UNAUDITED)
                         MARCH 31, 2001


ASSETS
CURRENT ASSETS

Cash and cash equivalents                                  $    26,095
Advance to officers                                             26,893
                                                           -----------
                                                                52,988
Property and equipment, net                                     71,811
Other assets                                                     2,922
                                                           -----------
  Total assets                                             $   127,721
                                                           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable, trade                                    $    57,652
Accrued payroll and payroll taxes                               79,638
Capital leases payable, current portion                          7,913
                                                           -----------
  Total current liabilities                                    145,203

Capital leases payable, less current portion                     5,555
                                                           -----------
  Total liabilities                                            150,758
                                                           -----------
SHAREHOLDERS' EQUITY

Common stock, $.001 par value; 25,000,000 shares
authorized;
 4,328,896 shares issued and outstanding                         4,329
Additional paid-in capital                                   6,171,867
Additional paid-in capital for warrants                        205,000
Note receivable                                            (  441,000)
Deficit accumulated during the development stage           (5,963,233)
                                                           -----------
  Total shareholders' equity                               (   20,337)
                                                           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $   127,721
                                                           ===========


The accompanying notes are an integral part of the consolidated financial statements.


                    ELAST TECHNOLOGIES, INC.
              (A Company in the Development Stage)
        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                                                    Period from
                                                                    June 12, 1996
                                         Three Months Ended         (Inception) to
                                             March 31,               March 31,
                                         2001          2000              2001
                                      ---------     ---------       ----------
Revenue                              $         -     $        -     $         -
General and administrative expense       650,856        839,990       6,344,761
Loss from operations                   (650,856)      (839,990)     (6,344,761)
                                     -----------     ----------     -----------
Interest income                               68          2,420          40,339
Interest (expense)                             -              -        (24,451)
                                     -----------     ----------     -----------
Loss before provision for income       (650,856)      (837,570)     (6,328,873)
taxes

Provision for income taxes                     -              -               -

Net loss                             $ (650,856)     $(837,570)    $(6,328,873)
                                     ===========     ==========     ===========
Loss per share, basic and diluted    $    (0.22)     $   (0.96)
                                     ===========     ==========
Weighted-average shares outstanding    2,970,275        875,121






The accompanying notes are an integral part of the consolidated financial statements.






                            ELAST TECHNOLOGIES, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Period from
                                                                                 June 12, 1996
                                                           For the                (Inception)
                                                      Three Months Ended               to
                                                          March 31,                March 31,
                                                     2001           2000              2001
Cash flows from operating activities:
Net loss                                           $(650,788)       $(837,570)      $(5,963,233)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                           6,817              685            22,331
Issuance of stock for services                        357,723          509,337         2,952,165
Debt conversion expense                                     -                -           115,284
Loss on sale of asset                                       -                -             2,608
Decrease (increase) in assets:
Advances to officer                                         -                -          (26,893)
Other assets                                                -                -           (2,922)
Increase (decrease) in liabilities:
Accounts payable, trade                                 2,899         (14,614)            57,652
Due to related party                                  (4,000)                -                 -
Accrued payroll taxes                                       -                -           102,125
                                                 ------------    -------------    --------------
Cash used in operating activities                   (287,349)        (342,162)       (2,740,883)
                                                 ------------    -------------    --------------
Cash flows provided by (used in)
 investing activities:
Purchase of equipment                                       -                -          (78,751)
Sale of equipment                                           -                -             5,000
                                                 ------------    -------------    --------------
Cash used in investing activities                           -                -          (73,751)
                                                 ------------    -------------    --------------
Cash flows provided by financing activities:
Payments on capital leases                                  -                -           (8,732)
Acquisition of MedMark, Inc.                                -                -            30,726
Proceeds from the exercise of warrants                      -                -           189,990
Payment of common stock subscription receivable             -                -            10,000
Proceed from the issuance of notes payable                  -          450,832           450,832
Proceeds from the issuance of common stock            294,250          356,668         2,162,246
Contribution to additional paid-in capital                  -                -             5,667
                                                 ------------    -------------    --------------
Cash provided by financing activities                 294,250          807,500         2,840,729
                                                 ------------    -------------    --------------
Net increase in cash                                    6,901          465,338            26,095
Cash at beginning of period                            19,194          205,715                 -
                                                 ------------    -------------    --------------
Cash at end of period                                 $26,095         $671,053           $26,095
                                                 ============    =============    ==============
Interest paid                                     $         -      $         -       $         -
                                                 ============    =============    ==============
Income taxes paid                                 $         -      $         -       $         -
                                                 ============    =============    ==============
Supplemental Schedule of Non-Cash Investing and
Financing Activities
Assets acquired in non-cash transactions:
Acquisition of medical device license             $         -      $         -       $       800
Increase    in    common   stock   subscription             -                -            10,000
receivable
Issuance of common stock                                    -                -          (10,800)
Issuance of common stock for note receivable          350,000                -           350,000


The accompanying notes are an integral part of the consolidated financial statements.




                    ELAST TECHNOLOGIES, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000



NOTE 1 -  DEVELOPMENT STAGE OPERATIONS

          Elast Technologies, Inc. (a company in the development stage) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results.

          Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. Management's plans are discussed further in Note 4.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          Advances to Officer
          During  2000,  the  Company advanced  amounts  totaling
          $26,893 to an officer and shareholder of the Company.


                    ELAST TECHNOLOGIES, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000



NOTE 3 -  RELATED PARTY TRANSACTIONS (Continued)

          Due to Related Party
          In 2000, an entity that was controlled by an officer and shareholder of the Company loaned $4,000 to the Company.

NOTE 4 -  MANAGEMENT'S PLAN

          The Company is presently continuing research and development activities relating to a non-invasive, medical device to test for human bio-voltage flows (the "device"), which the Company owns the rights to develop, test, manufacture and market. To further advance the research and development of the device, and to validate the scientific principle of bio-voltage measurement, an extensive period of testing has commenced. The initial application of the basic technology centered on its use in non-invasive allergy testing. During 2000, test results indicated that this application is not feasible without extensive additional research and has been put on hold. However, testing indicated that the basic technology may have an application in chiropractic medical procedures.

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

          It will be necessary to raise additional funds to complete prototype development and limited clinical trials of the chiropractic device. However, if the device performs as anticipated, the Company's management believes that will be able to raise the funds necessary to begin production of the devices through the sale of the Company's stock, issuance of debt, and/or licensing certain proprietary rights.




                   ELAST TECHNOLOGIES, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 2000



NOTE 4 -  MANAGEMENT'S PLAN (Continued)

          Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the device, sufficient funds may not be available to enable the device to be completed and brought to market.

NOTE 5 -  COMMON STOCK

          Stock Transactions
          During  the  period from January 1, 2001 through  March
          31, 2001, the Company issued 2,717,741 additional common shares for cash, services received, and a note receivable.

          764,700  shares  were  issued  for  cash  proceeds   of
          $294,250.   1,052,541 shares were issued for  services.
          Shares issued for services were based on the fair value of the shares issued, which aggregated $357,723.

          On January 24, 2001, the Company sold 900,000 common shares for an unsecured promissory note, in the amount of $350,000, issued by a Nevada corporation. The promissory note and the related interest earned is payable on or before January 23, 2003.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

We have established a chiropractic division to market its chiropractic device.

As a development stage company, we have incurred net losses since inception through December 31, 2000 of approximately $5,312,445. We expect that we should be able to generate revenue, due principally to marketing the Bio-Potential Instrument. To date, however, the Company has not generated revenues from the commercialization of any products.

The Company has engaged in negotiations with three international firms, wishing to obtain exclusive distribution rights for the ELAST Device in Japan, Mexico and South Korea, respectively. The Company has finalized an agreement for exclusive distribution rights in Australia and New Zealand. Elast is also negotiating with a Chinese technology-manufacturing firm concerning a joint venture to manufacture and market both the ELAST Device and the Bio-Potential Instrument in China and additional Asian markets not covered by the Company's other licensing agreements. The Company has temporarily set aside its negotiations to market the ELAST Device and to concentrate its efforts on the commercial application of the Bio-Potential Instrument primarily due to reaching the market sooner.

During the period from January 1, 2001 through March 31, 2001, the Company issued 2,716,741 shares of its common stock for cash and services rendered. The shares were valued at $900,074. Of this amount $561,050 was for cash and shares issued in exchange of a promissory note.

During the first quarter, the Company granted options to purchase 250,000 shares of its common stock to three individuals involved in the Company's research and development activities. The options are exercisable at $.50 per share at any time after January 22, 2002.

Objectives

The principal objectives of ELAST Technologies Inc. are as follows:

     * Raise $5 million to facilitate the manufacture and marketing of the Bio-Potential Instrument and meet the financial requirements of a NASDAQ or AMEX listing, partially through this offering and through private placements.

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

The decrease in operating expenditures from $839,990 for the three months ended March 31, 2000 to $650,856 for the same three month period in 2001 as a result of its implementation of an agenda to reduce its consumption of cash, including operating expense reductions.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

All references in this prospectus to number of shares of the Company's common stock have been adjusted to give retroactive effect for the reverse stock split, which occurred on December
20, 2000.

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

ITEM 2.   CHANGES IN SECURITIES

During the period from January 1, 2001 through March 31, 2001, the Company issued 2,717,741 additional common shares for cash, services received, and a note receivable.

764,700  shares  were  issued  for  cash  proceeds  of  $294,250.
1,052,541 shares were issued for services. Shares issued for services were based on the fair value of the shares issued, which aggregated $357,723.

On January 24, 2001, the Company sold 900,000 common shares for an unsecured promissory note, in the amount of $350,000, issued by a Nevada corporation. The promissory note and the related interest earned is payable on or before January 23, 2003.

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

Reports on Form 8-K:

On May 14, 2001 and May 21, 2001, the Company filed a Form 8-K and a Form 8-K/A, respectively, regarding the dismissal of the Company's former auditors and the engagement of the new auditors.

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



                           Date: May 22, 2001