Form 10QSB/A
period 2001-03-31
ELAST TECHNOLOGIES INC
filed 2001-05-24
CIK 1080924

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

			  AMENDMENT 1
                              to
                          FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH  31,
2001.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For     the    transition    period    from    ________________to
___________________

                  Commission File Number: 000-25485






                    ELAST TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)







Nevada                000-25485                88-0380544
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


                    ELAST TECHNOLOGIES, INC.
              (A Company in the Development Stage)
        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)




                                                                    Period from
                                                                    June 12, 1996
                                         Three Months Ended         (Inception) to
                                             March 31,               March 31,
                                         2001          2000              2001
                                      ---------     ---------       ----------
Revenue                              $         -     $        -     $         -
General and administrative expense       650,856        839,990       5,979,121
                                     -----------     ----------     -----------
Loss from operations                   (650,856)      (839,990)     (5,979,121)
Interest income                               68          2,420          40,339
Interest (expense)                             -              -        (24,451)
                                     -----------     ----------     -----------
Loss before provision for income       (650,788)      (837,570)     (5,963,233)
taxes

Provision for income taxes                     -              -               -

Net loss                             $ (650,788)     $(837,570)    $(5,963,233)
                                     ===========     ==========     ===========
Loss per share, basic and diluted    $    (0.22)     $   (0.96)
                                     ===========     ==========
Weighted-average shares outstanding    2,970,275        875,121






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

As a development stage company, we have incurred net losses since inception through March 31, 2000 of approximately $5,963,233. We expect that we should be able to generate revenue, due principally to marketing the Bio-Potential Instrument. To date, however, the Company has not generated revenues from the commercialization of any products.

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

The decrease in operating expenditures from $839,990 for the three months ended March 31, 2000 to $650,856 for the same three month period in 2001 was a result of management's implementation of an agenda to reduce its consumption of cash, including operating expense reductions.

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