Form 10QSB
period 2001-06-30
PTS INC/NV/
filed 2001-08-30
CIK 1080924

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD  ENDED  JUNE  30,
2001.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For     the    transition    period    from    ________________to
___________________






                            PTS, INC.
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

There are 22,053,293 shares of common stock issued and outstanding as of August 30, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            June 30, 2001.



                            PTS, INC.
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

                 SIX MONTHS ENDED JUNE 30, 2001



                            PTS, INC.
              (A Company in the Development Stage)
             CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                           June 30,
                                                             2001

ASSETS
CURRENT ASSETS

Cash and cash equivalents                                    $ 15,531
Advance to officers                                            26,893
                                                               42,424
Property and equipment, net                                    72,109
Other assets                                                    2,922
                                                         ------------
  Total assets                                              $ 117,455
                                                         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable, trade                                      $ 65,812
Accrued payroll and payroll taxes                              79,638
Notes payable                                                  25,000
Capital leases payable, current portion                         7,913
                                                          -----------
  Total current liabilities                                   178,363

Capital leases payable, less current portion                    5,555
                                                          -----------
  Total liabilities                                           183,918
                                                          -----------
SHAREHOLDERS' EQUITY

Common stock, $.001 par value; 250,000,000 shares
authorized;
 1,390,532 shares issued and outstanding                        1,391
Additional paid-in capital                                  8,910,396
Additional paid-in capital for warrants                       205,000
Note receivable                                           (1,391,000)
Deficit accumulated during the development stage           7,792,250)
                                                          -----------
  Total shareholders' equity                                 (66,463)
                                                          -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 117,455
                                                          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              -   -



                                    PTS, INC.
                      (A Company in the Development Stage)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                    Period from
                                                                                                   June 12, 1996
                                      For the Three Months Ended     For the Six Months Ended     (Inception) to
                                               June 30,                      June 30,                June 30,
                                         -------------------            ------------------         ------------
                                         2001            2000           2001           2000            2001
                                       ---------      ----------     ---------       ---------      ----------

Revenue                                    $     -        $      -     $        -    $         -         $      -

General and administrative expense       1,829,022         377,519      2,479,878      1,237,194        7,808,143
                                     -------------    ------------  -------------   ------------    -------------
Loss from operations                   (1,829,022)       (377,519)    (2,479,878)    (1,237,194)      (7,808,143)

Interest income                                  5           6,079             73          8,499           40,344

Interest (expense)                               -      (  12,295)              -              -       (  24,451)
                                     -------------    ------------  -------------   ------------    -------------
Loss before provision for income       (1,829,017)       (383,735)    (2,479,805)    (1,228,695)      (7,792,250)
taxes

Provision for income taxes                       -               -              -              -                -
                                     -------------    ------------  -------------   ------------    -------------
Net loss                              $(1,829,017)     $ (383,735)   $(2,479,805)   $(1,228,695)     $(7,792,250)
                                     =============    ============  =============   ============    =============
Loss per share, basic and diluted         $( 3.95)      $  ( 8.76)      $(  7.68)      $( 28.89)
                                     =============    ============  =============   ============
Weighted-average shares outstanding        463,138          43,822        323,061         42,534



The accompanying notes are an integral part of the consolidated financial statements.

                                     -    -


                                    PTS, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Period from
                                                                                   June 12, 1996
                                                     For the Six Months Ended      (Inception) to
                                                             June 30,                 June 30,
                                                        2001            2000            2001
                                                      -------        ----------    -------------
Cash flows from operating activities:
Net loss                                           $ (2,479,805)    $ (1,228,695)   $ (7,792,250)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                             13,634            2,401          29,148
Issuance of stock for services                         2,052,314          537,735       4,646,756
Debt conversion expense                                        -                -         115,284
Loss on sale of asset                                          -                -           2,608
Decrease (increase) in assets:
Advances to officer                                            -        ( 40,677)        (26,893)
Other assets                                                   -        ( 18,000)       (  2,922)
Increase (decrease) in liabilities:
Accounts payable, trade                                   11,059            3,196          65,812
Due to related party                                    ( 4,000)                -               -
Accrued payroll taxes                                          -            7,109         102,125
                                                    ------------     ------------     -----------
Cash used in operating activities                    (  406,798)      (  736,931)     (2,860,332)
Cash flows provided by (used in) investing          ------------     ------------     -----------
activities:
Purchase of equipment                                   ( 7,115)        ( 17,760)        (85,866)
Sale of equipment                                              -                -           5,000
                                                    ------------     ------------     -----------
Cash used in investing activities                      (  7,115)        ( 17,760)        (80,866)
                                                    ------------     ------------     -----------
Cash flows provided by financing activities:
Payments on capital leases                                     -                -       (  8,732)
Acquisition of MedMark, Inc.                                   -                -          30,726
Proceeds from the exercise of warrants                         -                -         189,990
Payment of common stock subscription receivable                -                -          10,000
Proceed from the issuance of notes payable                25,000          450,832         475,832
Proceeds from the issuance of common stock               385,250          356,668       2,253,246
Contribution to additional paid-in capital                     -                -           5,667
                                                    ------------     ------------     -----------
Cash provided by financing activities                    410,250          807,500       2,956,729
                                                    ------------     ------------     -----------
Net (decrease) increase in cash                        (  3,663)           52,809          15,531
Cash at beginning of period                               19,194          205,715               -
                                                    ------------     ------------     -----------
Cash at end of period                                    $15,531        $ 258,524         $15,531
                                                    ============     ============     ===========
Interest paid                                               $  -               $-             $ -
                                                    ============     ============     ===========
Income taxes paid                                           $  -               $-             $ -
                                                    ============     ============     ===========
Supplemental Schedule of Non-Cash Investing and
Financing Activities
Assets acquired in non-cash transactions:
Acquisition of medical device license                       $  -               $-            $800
Increase in common stock subscription receivable               -                -          10,000
Issuance of common stock                                       -                -        (10,800)
Issuance of common stock for note receivable             350,000                -         350,000

The accompanying notes are an integral part of the consolidated financial statements.




                            PTS, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 2001

NOTE 1 -  DEVELOPMENT STAGE OPERATIONS

          PTS, Inc., formerly Elast Technologies, Inc., (a company in the development stage) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 3 -  RELATED PARTY TRANSACTIONS

          Advances to Officer
          During  2000,  the  Company advanced  amounts  totaling
          $26,893 to an officer and shareholder of the Company.



                            PTS, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 2001

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

          With the successful completion of initial testing of The Life Force Analyzer chiropractic device, the Company is having 25 units of the device manufactured. These test devices will be provided to a select group of chiropractic medical practitioners. The operating plan is to develop the production device as a stand-alone unit, which is user-friendly and fully self-contained.

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



                            PTS, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 2001



NOTE 4 -  MANAGEMENT'S PLAN (Continued)

          Should the development of the prototype or clinical testing of the prototype take more time than anticipated, or if the results of testing require significant modifications to the device, sufficient funds may not be available to enable the device to be completed and brought to market.

NOTE 5 -  COMMON STOCK

          Stock Transactions
          During the period from January 1, 2001 through June 30,
          2001, the Company issued 1,309,945 additional common shares for cash, services received, note receivable, and an acquisition.

          110,735 shares were issued for cash proceeds of $385,250. 704,210 shares were issued for services. The amounts recorded for shares issued for services were based on the fair value of the shares issued, which aggregated $2,052,314.

          On January 24, 2001, the Company sold 45,000 common shares for an unsecured promissory note, in the amount of $350,000, issued by a Nevada corporation. The promissory note and the related interest earned is payable on or before January 23, 2003.

          The promissory note has a fixed interest rate of 5% per annum. The face amount of the promissory note is subject to adjustment based upon the trading price per share of the Company's common stock at the time the promissory note is paid if it is below $0.35 per share. The terms of the promissory note do not require its payment prior to its maturity in the event the 45,000 shares or any portion of those shares is sold or transferred. Therefore, the ultimate cash proceeds resulting from the issuance of the 45,000 shares for the promissory note will not be known until the promissory note is paid. Accordingly, the note will be treated as a reduction of shareholder's equity and adjusted to its calculated value at the end of each financial period reported upon.



                            PTS, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED JUNE 30, 2001



NOTE 5 -  COMMON STOCK (Continued)

          Stock Transactions (continued)
          Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset is a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. This note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity.

          On June 26, 2001, the Company adopted resolutions to effect a 1 for 20 reverse split of its common stock outstanding, to increase its authorized shares to 250,000,000 and to change the name of the Company to PTS, Inc. All share and per share amounts presented in the financial statements reflect the reverse split.






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

As a development stage company, we have incurred net losses since inception through June 30, 2001. We expect that we should be able to generate revenue, due principally to marketing the Bio-Potential Instrument. To date, however, the Company has not generated revenues from the commercialization of any products.

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

In addition to the existing development activities the company merged with PTS, Inc. a Nevada corporation for an exchange of shares and a funding commitment, which should provide adequate funding (see accompanying financial data) to conclude the development stage activities of the Bio-Potential Instrument. Additionally in the third quarter the company entered into a share exchange agreement to acquire PTS, (HK) LTD., a Hong Kong company, which has as it's principal asset an approval to acquire and/or participate with certain Chinese government approved businesses in mainland China. Through this acquisition the company has entered into certain agreements through PTS (HK), Ltd. with Shanghai Hanbo Technology Co., Ltd. and Golden Sun E-business Application Technology Co., Ltd. These acquisitions, subject to various regulatory approvals and contract completions, are expected to be accretive and complementary to the Company's overall business and technology activities, utilizations, and plans.

Objectives

The principal objectives of the company are as follows:

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

     * Conclude  the  acquisition  of Shanghai  Hanbo  Technology
       Co., Ltd.

     * Conclude   the   acquisition  of  Golden  Sun   E-business
       Application Technology Co., Ltd.

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

ITEM 2.   CHANGES IN SECURITIES

During the period from January 1, 2001 through June 30, 2001, the
Company issued 1,309,945 additional common shares for cash, services received, note receivable, and an acquisition.

110,735  shares  were  issued  for  cash  proceeds  of  $385,250.
704,210 shares were issued for services. The amounts recorded for shares issued for services were based on the fair value of the shares issued, which aggregated $2,052,314.

On January 24, 2001, the Company sold 45,000 common shares for an unsecured promissory note, in the amount of $350,000, issued by a Nevada corporation. The promissory note and the related interest earned is payable on or before January 23, 2003.

The promissory note has a fixed interest rate of 5% per annum. The face amount of the promissory note is subject to adjustment based upon the trading price per share of the Company's common stock at the time the promissory note is paid if it is below $0.35 per share. The terms of the promissory note do not require its payment prior to its maturity in the event the 45,000 shares or any portion of those shares is sold or transferred. Therefore, the ultimate cash proceeds resulting from the issuance of the 45,000 shares for the promissory note will not be known until the promissory note is paid. Accordingly, the note will be treated as a reduction of shareholder's equity and adjusted to its calculated value at the end of each financial period reported upon.

Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset is a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. This note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity.

On June 26, 2001, the Company adopted resolutions to effect a 1 for 20 reverse split of its common stock outstanding, to increase its authorized shares to 250,000,000 and to change the name of the Company to PTS, Inc. All share and per share amounts presented in the financial statements reflect the reverse split.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.   OTHER INFORMATION

Pursuant to the Acquisition Agreement, entered into on June 11, 2001, Elast Technologies, Inc. acquired one hundred percent (100%) of the issued and outstanding shares of common stock (Common Stock) of PTS, Inc., a Nevada corporation from all of the shareholders of the issued and outstanding Common Stock of PTS, in exchange for a total of 9,000,000 shares of common stock. PTS will aslo pay the sum of US$1 million to be paid in $80,000.00 monthly installments commencing August 1, 2001 until July 1, 2002, with the remaining $40,000.00 to be paid August 1, 2002. No material relationship exists between the selling shareholders of PTS or any of its affiliates, any director or officer, or any associate of any such director or officer of PTS and the Company. The consideration exchanged pursuant to the Agreement was negotiated between PTS and the Company in an arm's-length transaction.

On June 5, 2001, Dr. Eduardo Daniel Jimenez Gonzalez resigned as a director of the Company effective immediately.

On June 8, 2001, Dr. Robert D. Milne resigned as the Secretary and a director of the Company, effective immediately. Dr. Milne also accepted the position as Director of the Chiropractic Division and Director of the Allergy Division of PTS, Inc., effective immediately.

On  June  26,  2001,  the  board of directors  appointed  Phillip
Flaherty and Brian Loke as members of the Board of Directors, effective immediately. Mr. Thomas Krucker resigned as the
President and Treasurer, effective on June 26, 2001, but continues to remain as a member of the board of directors and as the Secretary of the Company as well as the CEO. Mr. Flaherty was appointed as President, and Mr. Loke was appointed as the Treasurer to replace Mr. Krucker's resignation as the President and Treasurer.

On June 26, 2001, the Company increased the authorized shares of its common stock from 25,000,000 shares, par value $0.001 per share to 250,000,000 shares of common stock, par value $0.001 per share.

On June 26, 2001, the Company also changed its name to PTS, Inc.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

2.1 Acquisition Agreement (Incorporated by reference to the Company's Current Report filed on Form 8-K, filed on June 26,
2001.)

3.1   The  exhibit  consisting  of  the  Company's  Articles   of
Incorporation is attached to the Company's amended Form 10-SB, filed on August 2, 1999. This exhibit are incorporated by reference to that Form.

3.1a Articles of Exchange (Incorporated by reference to the Company's Current Report filed on Form 8-K, filed on June 26,
2001.)

3.1b Certificate of Amendment (Incorporated by reference to the Company's Current Report filed on Form 8-K, filed on June 26,
2001.)

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's amended Form 10-SB, filed on August 2, 1999.
This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:

On June 26, 2001, the Company filed a Form 8-K, regarding the acquisition of PTS, Inc., a Nevada corporation.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           PTS, Inc.



                           By: /s/ Phillip Flaherty
                              Phillip Flaherty, President



                           Date: August 30, 2001