Form 10QSB
period 2001-09-30
PTS INC/NV/
filed 2001-11-28
CIK 1080924

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2001.

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

3351 S. Highland, Suite 210, Las Vegas, NV 89102
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 878-3397

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 22,638,626 shares of common stock issued and outstanding as of November 27, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Unaudited  financial statements for the  quarter  ended
            September 30, 2001.













                            PTS, INC.
                  (A Development Stage Company)

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001



                            PTS, INC.
              (A Company in the Development Stage)
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                              September 30,
                                                   2001
ASSETS
CURRENT ASSETS

Cash and cash equivalents                      $    19,703
Advance to officers                                 26,893
                                               -----------
  Total current assets                              46,596

Property and equipment, net                         65,292
License, net                                     2,000,000
Other assets                                         2,922
                                               -----------
  Total assets                                  $2,114,810
                                               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable, trade                        $   125,812
Accrued payroll and payroll taxes                   88,638
Notes payable                                       23,000
Capital leases payable, current portion              7,913
                                               -----------
  Total current liabilities                        245,363

Capital leases payable, less current portion         5,555
                                               -----------
  Total liabilities                                250,918
                                               -----------
SHAREHOLDERS' EQUITY

Common stock, $.001 par value;
 250,000,000 shares authorized;
 22,326,626 shares issued and outstanding           22,326
Additional paid-in capital                      11,602,476
Additional paid-in capital for warrants            205,000
Note receivable                                (1,157,001)
Deficit accumulated during the development
 stage                                         (8,808,909)
                                               -----------
  Total shareholders' equity                     1,863,892
                                               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,114,810
                                               ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              -   -


                                    PTS, INC.
                      (A Company in the Development Stage)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     Period from
                                                                                                    June 12, 1996
                                      For the Three Months Ended      For the Nine Months Ended     (Inception) to
                                            September 30,                   September 30,           September 30,
                                         2001            2000            2001           2000             2001
                                       ---------       --------       ---------       ---------      -----------
Revenue                                $         -      $        -     $         -     $         -     $         -

General and administrative expense       1,028,159         775,885       3,508,037       2,000,784       8,836,302
                                     -------------    ------------    ------------   -------------    ------------
Loss from operations                   (1,028,159)       (775,885)     (3,508,037)     (2,000,784)     (8,836,302)

Interest income                             11,500             431          11,573           8,930          51,844

Interest (expense)                               -        (10,220)               -        (22,515)        (24,451)
                                     -------------    ------------    ------------   -------------    ------------
Loss before provision for income
 taxes                                 (1,016,659)       (785,674)     (3,496,464)     (2,014,369)     (8,808,909)

Provision for income taxes                       -               -               -               -               -
                                     -------------    ------------    ------------   -------------    ------------
Net loss                              $(1,016,659)      $(785,674)    $(3,496,464)    $(2,014,369)    $(8,808,909)
                                     =============    ============    ============   =============    ============
Loss per share, basic and diluted     $     (0.05)      $  (17.01)    $     (0.52)    $    (46.39)
                                     =============    ============    ============   =============
Weighted-average shares outstanding     18,681,261          46,189       6,759,160          43,421
                                     =============    ============    ============   =============

The accompanying notes are an integral part of the consolidated financial statements.

                                     -    -


                                    PTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Period from
                                                                                  June 12, 1996
                                                 For the Nine Months Ended       (Inception) to
                                                       September 30,              September 30,
                                                   2001             2000              2001
                                               -------------      -------------   ---------------

Cash flows from operating activities:
Net loss                                        $(3,496,464)      $(2,014,369)      $ (8,808,909)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                         20,451             4,263             35,335
Issuance of stock for services                     2,479,328         1,038,635          5,343,770
Debt conversion expense                                    -                 -            115,284
Loss on sale of asset                                      -                 -              2,608
Decrease (increase) in assets:
Advances to officer                                        -        (  40,677)           (26,893)
Other assets                                               -       (    2,528)            (2,922)
Increase (decrease) in liabilities:
Accounts payable, trade                               71,059             7,482            125,812
Due to related party                                ( 4,000)                 -                  -
Accrued expenses                                       9,000            29,595            111,125
                                               -------------      ------------      -------------
Cash used in operating activities                  (650,626)         (977,599)        (3,104,790)
                                               -------------      ------------      -------------
Cash flows provided by (used in)
 investing activities:
Purchase of equipment                               ( 7,115)         ( 35,759)         (  85,866)
Sale of equipment                                          -                 -              5,000
                                               -------------      ------------      -------------
Cash used in investing activities                   ( 7,115)         ( 35,759)         (  80,866)
                                               -------------      ------------      -------------
Cash flows provided by financing
activities:
Payments on capital leases                                 -                 -            (8,732)
Acquisition of MedMark, Inc.                               -                 -             30,726
Proceeds from the exercise of warrants                     -                 -            189,990
Payment of common stock subscription
 receivable                                          180,000                 -            190,000
Payment of note payable                             (27,000)                 -           (27,000)
Proceeds from the issuance of common stock           455,250           406,669          2,323,246
Contribution to additional paid-in capital                 -                 -              5,667
                                               -------------      ------------      -------------
Cash provided by financing activities                658,250           857,501          3,204,729

Net (decrease) increase in cash                          509         (155,857)             19,073
Cash at beginning of period                           19,194           205,715                  -
                                               -------------      ------------      -------------
Cash at end of period                               $ 19,073        $   49,858          $  19,703
                                               =============      ============      =============
Interest paid                                      $       -        $        -          $       -
                                               =============      ============      =============
Income taxes paid                                  $       -        $        -          $       -
                                               =============      ============      =============
Supplemental Schedule of Non-Cash Investing
and Financing Activities
Assets acquired in non-cash transactions:
Acquisition of medical device license              $       -         $       -         $      800
Increase in common stock subscription                      -                 -             10,000
receivable
Issuance of common stock                                   -                 -                  -
Issuance of common stock for note                    350,000           350,000
receivable
Issuance of common stock for license               2,000,000                 -          2,000,000

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

          The Company is continuing its efforts to acquire certain companies in China, the acquisition of which the Company believes will be accretive and complimentary to the Company's existing business efforts. As the transactions have not yet been completed there exists the possibility that the acquisitions will not be concluded.

NOTE 5 -  COMMON STOCK

          Stock Transactions
          During   the  period  from  January  1,  2001   through
          September  30,  2001,  the  Company  issued  22,246,043
          additional common shares for cash, services received, note receivable, and acquisitions.

          180,735 shares were issued for cash proceeds of $455,250. 1,570,308 shares were issued for services. 20,495,000 shares were issued for acquisitions. The amounts recorded for shares issued for services and assets were based on the fair value of the shares issued, which aggregated $5,779,328.

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


                            PTS, INC.
              (A Company in the Development Stage)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTHS ENDED SEPTEMBER 30, 2001



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

          Effective July 2001, the Company issued 20,000,000 shares of common stock to acquire 70% of the issued and outstanding common shares of PTS Hong Kong Ltd. ("PTS HK"). The principal assets of PTS HK consists of an agreement with Shanghai Information Investment Technology Development, Inc. ("SIIT"), a subsidiary of Shanghai Information Investment, Inc. to do business, participate with, acquire, and/or Joint Venture with various business in Mainland China. The license has a fair market value of $2,000,000 at the date of issuance.






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

     * Conclude  the  acquisition  of Shanghai  Hanbo  Technology
       Co., Ltd.

     * Conclude   the   acquisition  of  Golden  Sun   E-business
       Application Technology Co., Ltd.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

All references in this prospectus to number of shares of the Company's common stock have been adjusted to give retroactive effect for the reverse stock split, which occurred on June 26, 2001.

In February, 2000 we registered 5,000 shares of our common stock for sale on a "best efforts" basis. We deposited 4,000 of those shares into DTC, one of the world's largest security depositories and a national clearinghouse for the settlement of trades in corporate and municipal securities. On March 7, 2000, we were informed by the Securities and Exchange Commission that our financial statements on file were not current, so we directed that the 4,000 shares be returned to certificate form and not delivered to any purchaser. Unfortunately, Crescent Partners L.P., and its principal, Jeffrey Stone, accessed those shares and tried to sell them, against our orders. We were forced to sue Crescent Partners L.P. in Dallas County, Texas District Court and we obtained a restraining order freezing 3,345 of those shares. We later learned that Jeffrey Stone is a felon convicted of securities fraud in United States District Court in New York. We are continuing to prosecute this case and we believe Mr. Stone has been returned to prison, as his conduct with our shares violated his probation. There is a risk that we will not be able to recover all the shares, which could affect the market and value of our common stock.

ITEM 2.   CHANGES IN SECURITIES

Effective July 2001, the Company issued 20,000,000 shares of common stock to acquire 70% of the issued and outstanding common shares of PTS Hong Kong Ltd. ("PTS HK"). The principal assets of PTS HK consists of an agreement with Shanghai Information Investment Technology Development, Inc. ("SIIT"), a subsidiary of Shanghai Information Investment, Inc. to do business, participate with, acquire, and/or Joint Venture with various business in Mainland China. The license has a fair market value of $2,000,000 at the date of issuance. With respect to the issuance made, PTS relied on Section 4(2) of the Securities Act of 1933, as amended.

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



                           Date: November 27, 2001