Form 10KSB
period 2001-12-31
PTS INC/NV/
filed 2002-05-20
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2001
Commission File No. 000-25485





                          PTS, INC.
   (Exact name of registrant as specified in its charter)




Nevada                                            88-0380544
(State of organization) (I.R.S. Employer Identification No.)

3220 Westleigh Ave.; Las Vegas, NV  89102
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 878-
3388

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

Issuer's Revenue during the year ended December 31, 2001:
$ 0

Aggregate market value of the voting and non-voting common
equity (1,616,770 shares of common stock) held by non-
affiliates based on the price of $0.075 per share (the
average of the bid and asked price as of May 17, 2002):
$121,257.75

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Development of the Company.

The Company was incorporated in the State of Nevada on November 5, 1996 under the name Med Mark, Inc. In 1998, Elast Technologies Corporation, A Delaware Corportion, merged with and into Elast Merger, Inc., a Nevada Corporation, which was a wholly owned subsidiary of Med Mark, Inc. On or about June 29, 1998, the Company filed a Certificate of Amendment to its Articles of Incorporation changing the name of the Company to Elast Technologies, Inc. Pursuant to the Acquisition Agreement, entered into on June 11, 2001, Elast Technologies, Inc. acquired one hundred percent (100%) of the issued and outstanding shares of common stock (Common Stock) of PTS, Inc., a Nevada corporation from all of the shareholders of the issued and outstanding Common Stock of PTS, in exchange for a total of 9,000,000 shares of common stock. The executive offices of the Company are located 3220 Westleigh Ave., Las Vegas, Nevada 89102. The Company's telephone number is 702.878.3388.

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

Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset is a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. The balance of the note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity.

Effective July 2001, the Company issued 20,000,000 shares of common stock, valued at $2,000,000, to acquire 70% of the issued and outstanding common shares of PTS Hong Kong Ltd. ("PTS HK"). The principal assets of PTS HK consists of an agreement with Shanghai Information Investment Technology Development, Inc. ("SIIT"), a subsidiary of Shanghai Information Investment, Inc. to do business, participate with, acquire, and/or Joint Venture with various business in Mainland China. The license had a fair market value of $2,000,000 at the date of issuance and has been fully impaired at December 31, 2001, due to the uncertainty of the ultimate realization of the carrying amount of the asset.

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

A second and more readily available commercial application of the Company's technologies is the Life Force Analyzer. While working towards the perfection of the ELAST Device, the Company's engineer realized a chiropractic application of its technology. Specifically, they discovered that the measurement of the body's electrical responses could be applied to measuring chiropractic outcome. The Life Force Analyzer can provide doctors of chiropractic with the means to measure the damage of vertebral subluxations, small misalignments of the vertebrae, which interfere with the normal nerve flow, as well as the normalizing effect of chiropractic adjustments. In its present stage of development, management believes that the instrument is capable of providing such assessments. With functional input from a chiropractic perspective, it is being tailored into an objective outcome-measuring instrument for use by the chiropractic profession.

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

Competition

The ELAST Device offers a completely unique approach to the diagnosis of allergies and sensitivities than any allergy testing method currently employed by the health care industry. The science underlying the ELAST Device represents a paradigm shift from biochemistry to bioelectricity. Accordingly, PTS' competition will not be other firms offering a similar product, which is the competitive norm, but rather existing testing methods. There are several including the skin-prick, Oral Challenge Test and various types of blood testing. But, these allergy-testing methods suffer, as a group, from being insufficiently accurate and/or invasive, painful, time consuming and expensive. Worst of all, they are too often diagnostically inaccurate, leaving patients' conditions untreated, to the frustration of both patient and doctor.

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

Chiropractic Division

Since its founding PTS, Inc. has focused its energies on perfecting the ELAST Device. In pursuing that goal the Company's engineers realized a chiropractic application for PTS' technology. More specifically, the Company discovered that it had the capability to objectively measure the outcome of a chiropractic spinal adjustment. After further exploration, PTS' Board of Directors concluded that the Company would establish a chiropractic division to market its chiropractic device, transforming PTS from a purely research and development company to a manufacturing/marketing company and providing a mechanism to generate revenue to further the refinement of the allergy diagnostic device.

Upon his resignation as a member of the board of directors, Dr. Milne accepted positions as Director of the Chiropractic
Division and Director of the Allergy Division of PTS, Inc.

The ELAST Device derives its diagnostic capabilities from its ability to measure, non-invasively and in real-time, the body's electrical responses to external stimuli. For the chiropractic profession the patented technology should prove valuable when applied to measuring the outcome of the chiropractic event. Doctors of chiropractic have long sought an objective means to measure outcome of the correction of vertebral subluxation. Until now, however, the technology to quantify this phenomenon has not existed. Elast's Life Force Analyzer will measure the electrical flow of the patient and show changes in real time, both assisting in establishing care parameters, and encouraging patient understanding of the efficacy of subluxation corrective care.

By providing doctors of chiropractic with the means to measure the positive indications of vertebral subluxations, small misalignments of the vertebrae which interfere with the normal nerve flow and homeostasis, and the correction of a vertebral subluxation through chiropractic spinal adjustments, the Life Force Analyzer offers an objective outcome assessment to doctors of chiropractic. In its present stage of development, the Life Force Analyzer is capable of providing such an assessment, and with appropriate input from a chiropractic perspective, the device is being tailored into an objective outcome-measuring instrument for use by the chiropractic profession.

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

                     LIFE FORCE ANALYZER

The Life Force Analyzer (formerly called the Bio-Potential Instrument) is a patented, non-invasive, diagnostic device based on the physiological fact that the body has an electrical current and the clinical observation that the body's current changes when exposed to an external stimulus (such as a chiropractic spinal adjustment). The device detects, measures, and records the body's electrical current in real time. By running the micro-voltage measurements through the Company's proprietary software, the current is then represented graphically on a PC screen similar to an EKG. The Instrument is vastly different and superior to any other device that claims to do something similar because it puts nothing (i.e. a guard voltage) into the body, and the electrical measurements are not dermal in origin.

The Life Force Analyzer consists of a number of interdependent components. The first is a dual sensor electrode, which is a proprietary development of the Company, in combination with an analog to digital conversion unit. This is the portion of the device that is in contact with the test subject. A fiber-optic communication system connects the sensing unit to the second part of the system, the test module. Rechargeable power cells provide a medical grade power supply, which achieves accuracy and stability of the system. The test module can support and record multiple
(30) sensing units simultaneously. The test module then sends the readings to a server of the PTS network, a designated computer running the PTS software, which converts the measurements to a graphic format that can be stored, analyzed, and transmitted over the Internet. The resulting graphic file of the test is then transmitted back to a screen in the practitioner's office where it can be printed out for the test subject and become a permanent part of the patient's record.

The Life Force Analyzer in its current state of development successfully measures the change in the body's electrical flow following the metabolic event of a chiropractic spinal adjustment. The final modifications to this device are desirable more from a marketing standpoint than as a result of technological necessity.

Product Placement

The current chiropractic-application business model calls for a 3-year renewable lease with a forfeitable lease payment of $3,000 per device. Another lease payment will become due upon renewal of the lease in the fourth year and at the beginning of each subsequent lease period.

In order to encourage doctors of chiropractic to incorporate use of the Analyzer into their practices, Elast anticipates charging a nominal fee (i.e. one dollar per patient) for testing. At that cost, the chiropractor will not have to alter his patient fee rates to add the Analyzer to his practice. Each individual test will be transmitted over the Internet from the Analyzer to the central data center where the results will be collected in the database and then instantaneously transmitted back for use by the doctor of chiropractic.

The advantages of leasing the Analyzer accrue to both PTS and the practitioner. PTS will receive more revenue (through lease renewal) as well as retain the rights and privileges of ownership, especially as these rights would pertain to the database of test results. This database should prove a most valuable asset of PTS. The practitioner would receive the benefits of training, service, maintenance, and software or hardware updates as they became available.

Competition

The Life Force Analyzer is based on a new and exclusive technology developed by PTS, Inc. The instrument satisfies a need of the chiropractic profession that has never before been met; accordingly there is no current competition for PTS. Through patent protection and PTS' business plan, PTS will protect its proprietary property for as long as possible. PTS will have taken control of the market and be the industry standard before competition has the opportunity to present itself. In this way, PTS will limit future competition as well.

                 Operating and Manufacturing

The Company has presently put the research of the non-invasive allergy testing on hold due the test results in 2000 indicated that this application is not feasible without extensive additional research. However, the testing indicated that the basic technology might have an application in chiropractic medical procedures.

The initial testing of The Life Force Analyzer chiropractic device was satisfactory, the Company had 25 units of the device manufactured however with further trail testing the Company found that certain part of the device need to be replaced and further testing will be needed before deliver to a select group of chiropractic medical practitioners. The operating plan is to develop the production device as a stand-alone unit, which is user-friendly and fully self-contained.

The Company plans to negotiate and enter into marketing agreements with appropriate distributors and marketing agents. In addition, it may acquire the right to sell or distribute products, or obtain licensing, marketing, distribution or other rights to compatible products.

The Golden Gate Technologies (S) PTE LTD had an agreement with the Company to purchase one hundred units of the LF
Analyzer, subject to their initial satisfaction review and use of the initial order of ten units. The Company cannot deliver the first 10 units until the devices are fully tested, but has accepted a deposit towards an initial purchase of the devices from Golden Gate Technologies (S)
PTE LTD.

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

     Class III: Require clinical testing to assure safety and effectiveness. Subject to other general controls

Management believes that the ELAST Device should be classified by the FDA as a Class II medical device similar to an EKG. The Company has prepared a 510K application for approval but has not yet submitted it to the FDA pending consultations with leading consultants in the field. Management is still in the decision-making process regarding regulatory approval for the chiropractic Life Force Analyzer. A 510K could be submitted, using a Surface Electromyography (SEMG) device as a predicate, however, the Company may be limited in its marketing claims and uses if it takes that approach. Another alternative would be to simply use a disclaimer and not seek FDA approval.

The decisions in this area are made more complex due to the unique and exclusive nature of the company's technology and diagnostic devices. The FDA makes approval processes much simpler for companies who just want to copy and compete with existing technologies. PTS has a brand new technology however, and for that reason, does not fit neatly into the FDA's guidelines. The Company is consulting with leaders in this field in order to determine the best course of action in this regard. If deemed the right course, the Life Force Analyzer may be marketed without FDA approval. The allergy device requires approval and in a worse case scenario, the FDA would require large-scale clinical trials, which the Company plans on undertaking anyway. In addition to human health care products and medical devices, the FDA also regulates the processes and facilities used to manufacture such products.

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

Employees.

PTS currently has two employees. Outside of theBoard of Directors, Management has and is using consultants for business, accounting, engineering and legal services until anticipated revenues become realized. Further, the Company plans to make extensive use of licensing and manufacturing agreements with third parties.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

Management has elected to keep overhead expenses as low as possible to further research and development activities. In furthering that effort the company contracts with various engineers to provide research and development support on an as needed basis thus precluding the need for facilities.

Property held by the Company.

The consolidated financial statements filed as exhibits to this Registration Statement include the accounts of the Company and its subsidiary PTS Hong Kong. All significant intercompany transactions have been eliminated. As of the dates specified in the following table, the Company held the following property:

-----------------------------------------------------------
------------------------
          Property             Dec. 31, 2001    Dec. 31,
                                                  2000

Cash and equivalents                 $1,255          19,194
-----------------------------------------------------------
------------------------

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

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

No such matters were submitted during the fourth quarter of the Company's fiscal year ending December 31, 2001.

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

The Company participates in the OTC Bulletin Board, an electronic quotation medium for securities traded outside the Nasdaq Stock Market. The Company's common stock trades on the OTC Bulletin Board under the trading symbol "PTSO". This market is extremely limited and the prices for the Company's common stock quoted by brokers is not necessarily a reliable indication of the value of the Company's common stock. The Company was listed with Standard & Poor's Corporation Records by publication on or about December 3, 1998.

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

Recent Sales of Unregistered Securities

During the fourth quarter, PTS issued 370,000 shares of its common stock. Subsequent to these issuances, PTS cancelled 80,000 shares during this same period. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In general, under Rule 144 adopted pursuant to the Securities Act of 1933, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

General Overview

The Company is engaged in the development of two separate diagnostic tools: its allergy testing device and its chiropractic outcome-measuring instrument. These instruments stem from the Company's identification of commercial applications for worldwide patents secured by Robert D. Milne, M.D. A primary application is the innovative Electronic Allegro Sensitivity Test or the ELAST Device, is a non-invasive medical tool designed to accurately diagnose allergies, as well as food and chemical sensitivities. PTS holds the patents, trademarks and legal rights to manufacture and sell and lease its electronic allergy-testing device and is making great strides in refining the prototype. While working towards the perfection of the ELAST Device, the Company's discovered a chiropractic application of its technology, Life Force Analyzer. Specifically, PTS' engineers discovered that the measurement of the body's electrical responses could be successfully applied to measuring chiropractic outcome and therefore prove valuable to the chiropractic profession. The Life Force Analyzer can provide doctors of chiropractic with the means to measure the damage of vertebral subluxations, small misalignments of the vertebrae, which interfere with the normal nerve flow, as well as the normalizing effect of chiropractic adjustments. In its present stage of development the instrument is capable of providing such assessments, and with functional input from a chiropractic perspective it is being tailored into an objective outcome-measuring instrument for use by the chiropractic profession.

We have established a chiropractic division to market its chiropractic device, transforming PTS from a purely research and development company to a manufacturing and marketing company.

As a development stage company, we have incurred net losses since inception through December 31, 2001 of approximately $(10,975,425). However, we expect that we should be able to generate revenue, due principally to marketing the chiropractic applications of the Life Force Analyzer after completion of testing. To date, however, the Company has not generated revenues from the commercialization of any products.

The Company does not anticipate significant expenditures on acquisition or development of other products during this year. Subsequent to successful chiropractic medical practitioner testing the Company will focus its initial marketing and distribution efforts on development and commercial distribution of the device. The plan calls for the lease or license of the devices.

It will be necessary to raise funds to complete the limited clinical trials of the chiropractic device. However, if the device performs as anticipated, the Company's management believes that will be able to raise funds necessary to begin production of the devices through the sale of the Company's stock, issuance of debt, and/or licensing certain proprietary rights.

The Company may not able to raise the necessary funds to complete the testing to enable of the LF Analyzer device to be completed and brought to market.

The Company is continuing its efforts to acquire certain companies in China, the acquisition of which the Company believes will be accretive and complimentary to the Company's existing business efforts. As the transactions have not yet been completed there exists the possibility that the acquisitions will not be concluded.

Results of Operations

Comparison of the Year Ended December 31, 2001 with the Year
Ended December 31, 2000.

Research and development expenses include the costs of engineering, manufacturing, clinical trials, and related activities conducted in connection to the further prototype development of the ELAST Device to meet the functional and technical requirements for economic viability as well as the marketing and delivery of the Life Force Analyzer after completion of testing. Research and development decreased by $282,892 to $80,027 in 2001 from $362,919 in 2000.

Officers' compensation decreased by $449,949 to $54,525 in 2001 from $504,474 in 2000.

Liquidity and Capital Resources.

At December 31, 2001, the Company had cash and equivalents of $1,255. Because we are not generating any revenues from the sale or licensing of our products, our only external source of liquidity is the sale of our capital stock.

Over the past three years, the Company incurred significant operating losses and utilized significant amounts of cash to fund operations. The Company is in a critical stage in its growth as it continues to transition from a research and development company to a manufacturing company with complete marketing and production capabilities.

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December, 31, 2001, and December 31, 2000

                              PTS, INC.
                 (FORMERLY ELAST TECHNOLOGIES, INC.)
                    (A Development Stage Company)

                                INDEX




                                                              PAGE

          Independent Auditors' Report                            1

          Balance Sheets                                          2

          Statements of Operations                                3

          Statements of Shareholders' Deficit                4 - 10

          Statements of Cash Flows                          11 - 12

          Notes to the Financial Statements                 13 - 27









                    INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF PTS, INC.
 (FORMERLY ELAST TECHNOLOGIES, INC.)

We have audited the accompanying balance sheet of PTS, Inc. (formerly Elast Technologies, Inc.) (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of PTS, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from March 12, 1996 (inception) to December 31, 2000, were audited by other auditors whose report thereon, dated March 31, 2001, expressed an unqualified opinion on those statements. The financial statements for the period March 12, 1996 (inception) through December 31, 2000, reflect total revenue and a net loss of $-0- and $5,312,445, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion insofar as it related to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of PTS, Inc. as of December 31, 2001 and 2000, the results of its operations and its cash flows for the years then ended, and for the period from March 12, 1996 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 13 to the financial statements, the Company has suffered losses since inception during its developmental operations, has negative working capital, and the implementation of its business plan has been limited by its ability to raise necessary operating capital through the sale of its common stock. The Company's future operations are dependent, in part, upon its ability to raise sufficient capital to pay its obligations as they come due, complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is described in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                        MERDINGER, FRUCHTER, ROSEN  &  CORSO, P.C.
                        Certified Public Accountants
New York, New York
May 10, 2002



                              PTS, INC.
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2001 AND 2000

                                                           December 31,
                                                         2001         2000
                                                      ---------      -------
        ASSETS
CURRENT ASSETS
 Cash and cash equivalents                               $1,255        $19,194
   Advances to officer                                        -         26,893
                                                     ----------      ---------
       Total current assets                               1,255         46,087

 Equipment, net of accumulated depreciation
  of $35,257 and $14,022                                 64,508         78,628
   Other assets                                           2,922          2,922
                                                     ----------      ---------
       TOTAL ASSETS                                     $68,685       $127,637
                                                     ==========      =========
       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable - trade                               176,379        $54,753
 Accrued payroll taxes                                   88,638         79,638
 Due to related party                                    44,500          4,000
 Short-term notes payable                                22,000              -
 Current portion of capital leases                            -          7,913
                                                     ----------      ---------
      Total current liabilities                         331,517        146,304

Capital leases, net of current portion                        -          5,555
                                                     ----------      ---------
      Total liabilities                                 331,517        151,859
                                                     ----------      ---------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value; 25,000,000 shares
  authorized; 22,258,626 and 1,611,655 shares
  issued and outstanding                                 22,259          1,612
 Additional paid-in capital                          11,036,714      5,172,611
 Additional paid-in capital for warrants                205,000        205,000
 Deficit accumulated during the development stage  (10,975,425)    (5,312,445)
                                                     ----------      ---------
                                                        288,548         66,778
 Notes receivable                                    ( 551,380)      ( 91,000)
                                                     ----------      ---------
      Total stockholders' deficit                    ( 262,832)      ( 24,222)
                                                     ----------      ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT        $68,685       $127,637
                                                     ==========      =========






The accompanying notes are an integral part of the consolidated financial statements.

                                - 2 -



                              PTS, INC.
                    (A Development Stage Company)
                CONSOLIDATED STATEMENT OF OPERATIONS
                     DECEMBER 31, 2001 AND 2000


                                                                   Period from
                                                                  June 12, 1996
                                           For the Year Ended      (Inception) to
                                              December 31,        December 31,
                                           2001          2000         2001
                                        ----------    ---------   ------------
Operating costs
   Officers compensation                  $54,525        $504,474   $1,107,418
   Research and development                80,027         362,919      949,011
   Legal fees                              72,137         323,205      967,496
   Professional fees                       16,886          92,222      157,482
   Consulting services                  2,664,762          44,597    2,961,617
   Investor relations                     244,297       1,325,432    1,720,161
   Travel and entertainment               133,667          83,793      218,944
   Debt conversion expense                      -         115,284      115,284
   Other operating costs and expenses     419,752         264,724      816,905
                                      -----------    ------------ ------------
Total operating costs                   3,686,053       3,116,650    9,014,318

Impairment of long-lived assets       (2,000,000)               -  (2,000,000)
Interest income                            23,073           8,989       63,344
Interest expense                                -       ( 24,451)    ( 24,451)
                                      -----------    ------------ ------------
Loss before provision for income
taxes                                $(5,662,980)    $(3,132,112) $(10,975,425)

Provision for income taxes                      -               -            -
                                      -----------    ------------ ------------
Net loss                             $(5,662,980)    $(3,132,112) $(10,975,425)
                                      ===========    ============
Loss per common share - basic and
diluted                                 $ ( 0.41)      $ ( 65.80)
                                      ===========    ============












The accompanying notes are an integral part of the consolidated financial statements.

                                - 3 -



                                    PTS, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                        Deficit        Less:
                                                                         Detachable   Accumulated      Common
                                    Common Stock            Additional      Stock     During the       Stock
                                                Price per    Paid-in      Purchase    Development   Subscription
                            Shares     Amount     share      Capital      Warrants       Stage       Receivable     Total
                          ---------   ---------  ---------- ---------- ------------- ------------ ----------------- --------
Balance, December 31,
1999                         796,167     $  796             $ 2,137,653      205,000  $(2,180,333)      $      -    $ 163,116
Shares sold in registered
offering                      18,333         18     $14.00      256,650            -             -             -      256,668
Shares sold in a
registered offering            9,000          9      11.11       99,991            -             -             -      100,000
Shares issued in investor                     5      17.69       88,445            -             -             -       88,450
relation services              5,000
Shares issued in investor
relation services              5,000          5      23.13      115,620            -             -             -      115,625
Shares issued in investor
relation services                640          1      24.38       15,600            -             -             -       15,601
Shares issued to officer
for compensation              12,500         13      21.25      265,613            -             -             -      265,626
Shares issued to officer
for compensation               1,900          2      12.65       24,033            -             -             -       24,035
Shares subject to             26,600         27                    (27)            -             -             -            -
litigation
Shares issued in
settlement of a dispute        4,000          4        .10       28,396            -             -             -       28,400
Shares issued in investor
relation services             13,800         14       7.17       98,986            -             -             -       99,000
Shares issued in investor
relation services             30,000         30       7.23      216,870            -             -             -      126,900
Shares sold in private
placement                      5,000          5      10.00       49,995            -             -             -       50,000
Shares issued for
research and development      10,000         10       5.00       49,990            -             -             -       50,000
consulting
Shares issued in investor
relation services             15,000         15       9.00      134,985            -             -             -      135,000
Shares issued for legal
services                      10,000         10       9.00       89,990            -             -             -       90,000


The accompanying notes are an integral part of the consolidated financial statements.
                                      - 4 -



                                    PTS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)

                                                                                        Deficit        Less:
                                                                         Detachable   Accumulated      Common
                                    Common Stock            Additional      Stock     During the       Stock
                                                Price per    Paid-in      Purchase    Development   Subscription
                            Shares     Amount     share      Capital      Warrants       Stage       Receivable     Total
                          ---------   ---------  ---------- ---------- ------------- ------------ ----------------- --------
Shares issued for debt
conversion                    50,000         50      11.77      588,552            -             -             -      588,602
Shares sold in a
registered offering            5,000          5       5.00       24,995            -             -             -       25,000
Shares issued in investor
relation services             40,000         40       4.20      167,960            -             -             -      168,000
Shares issued in investor
relation services             34,000         34       8.75      297,465            -             -             -      297,499
Shares sold in a
registered offering            5,000          5       5.00       24,995            -             -             -       25,000
Shares issued in investor
relation services              2,500          3       7.81       19,522            -             -             -       19,525
Shares sold in a
registered offering            6,429          6       3.50       22,494            -             -             -       22,500
Shares sold in a
registered offering            6,061          6       3.30       19,994            -             -             -       20,000
Shares sold in a
registered offering, net
of $10,080 commission         21,938         22       2.74       60,098            -             -             -       60,120
Shares sold in a
registered offering, net
of $1,500 commission           4,762          5       1.78        8,495            -             -             -        8,500
Shares sold in a
registered offering, net
of $3,000 commission          11,111         11       1.53       16,988            -             -             -       16,999
Shares sold in a
registered offering, net
of $300 commission             1,081          1       1.57        1,699            -             -             -        1,700
Shares sold in a
registered offering, net
of $1,500 commission           5,333          5       1.59        8,495            -             -             -        8,500
Shares issued in investor
relation services              7,500          8       2.50       18,742            -             -             -       18,750
Shares sold in a
registered offering, net
of $2,250 commission          12,000         12       10.6        2,738            -             -             -       12,750
Shares sold in a
registered offering, net
of $3,150 commission          15,000         15       1.19       17,835            -             -             -       17,850


The accompanying notes are an integral part of the consolidated financial statements.
                                      - 5 -



                                    PTS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)

                                                                                        Deficit        Less:
                                                                         Detachable   Accumulated      Common
                                    Common Stock            Additional      Stock     During the       Stock
                                                Price per    Paid-in      Purchase    Development   Subscription
                            Shares     Amount     share      Capital      Warrants       Stage       Receivable     Total
                          ---------   ---------  ---------- ---------- ------------- ------------ ----------------- --------
Shares sold in a
registered offering for      260,000        260       0.35       90,740            -             -      (91,000             -
notes receivable
Shares sold in a
registered offering           10,000         10       0.68        6,740            -             -            -         6,750
Shares sold in a
registered offering           10,000         10       0.70        6,990            -             -            -         7,000
Shares sold in a
registered offering            5,000          5       0.75        3,745            -             -            -         3,750
Shares sold in a
registered offering           26,000         26       0.70       18,149            -             -            -        18,175
Shares sold in a
registered offering           10,000         10       0.65        6,490            -             -            -         6,500
Shares issued for legal
services                     100,000        100       0.56       55,900            -             -            -        56,000
Net loss                           -          -                       -            -   (3,132,112)            -   (3,132,112)
                           ---------     ------      ------   ---------     ---------  -----------     --------   -----------
Balance, December 31,
2000                       1,611,655       1612               5,172,611      205,000   (5,312,445)     (91,000)      (24,222)


The accompanying notes are an integral part of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)

                                                                                        Deficit        Less:
                                                                         Detachable   Accumulated      Common
                                    Common Stock            Additional      Stock     During the       Stock
                                                Price per    Paid-in      Purchase    Development   Subscription
                            Shares     Amount     share      Capital      Warrants       Stage       Receivable     Total
                          ---------   ---------  ---------- ---------- ------------- ------------ ----------------- --------
Balance, December 31,      1,611,655     $1,612              $5,172,611     $205,000  $(5,312,445)    $(91,000)     $(24,222)
2000
Shares sold in a
registered offering
during the three months       10,000         10       1.00        9,990                                                10,000
ended March 31, 2001
Shares sold in a
registered offering
during the three months      278,000        278       0.50      138,722                                               139,000
ended March 31, 2001
Shares sold in a
registered offering
during the three months      122,500        123       0.40       48,877                                                49,000
ended March 31, 2001
Shares sold in a
registered offering
during the three months      128,158        128       0.35       44,727                                                44,855
ended March 31, 2001
Shares sold in a
registered offering
during the three months       66,875         67       0.32       21,333                                                21,400
ended March 31, 2001
Shares sold in a
registered offering
during the three months       16,667         17       0.30        4,983                                                 5,000
ended March 31, 2001
Shares sold in a
registered offering
during the three months       20,000         20       0.25        4,980                                                 5,000
ended March 31, 2001
Shares sold in a
registered offering
during the three months       60,000         60       0.17        9,942                                                10,002
ended March 31, 2001
Shares sold in a
registered offering
during the three months       62,500         63       0.16        9,937                                                10,000
ended March 31, 2001
Shares issued for
services during the three
months ended March 31,        41,666         42       0.53       22,091                                                22,133
2001
Shares issued for
services during the three
months ended March 31,       269,285        269       0.48      109,083                                               109,352
2001
Shares issued for
services during the three
months ended March 31,        50,000         50       0.44       21,825                                                21,875
2001
Shares issued for
services during the three
months ended March 31,       160,715        161       0.28       45,032                                                45,193
2001
Shares issued for
services during the three
months ended March 31,       121,500        122       0.25       30,253                                                30,375
2001
Shares issued for
services during the three
months ended March 31,       159,375        159       0.19       29,724                                                29,883
2001

The accompanying notes are an integral part of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)

                                                                                        Deficit        Less:
                                                                         Detachable   Accumulated     Common
                                    Common Stock            Additional      Stock     During the       Stock
                                                Price per    Paid-in      Purchase    Development  Subscription
                            Shares     Amount     share      Capital      Warrants       Stage      Receivable      Total
Shares subscribed during
the three months ended
March 31, 2001               750,000        750       0.47      349,250                               (350,000)             -
Shares sold in a
registered offering
during the three months       66,667         67       0.15        9,933                                                10,000
ended June 30, 2001
Shares sold in a
registered offering
during the three months      100,000        100       0.10        9,900                                                10,000
ended June 30, 2001
Shares sold in a
registered offering
during the three months      150,000        150       0.08       11,850                                                12,000
ended June 30, 2001
Shares sold in a
registered offering
during the three months       83,333         83       0.06        4,917                                                 5,000
ended June 30, 2001
Shares sold in a
registered offering
during the three months      100,000        100       0.05        4,900                                                 5,000
ended June 30, 2001
Shares sold in a
registered offering
during the three months      200,000        200       0.03        5,800                                                 6,000
ended June 30, 2001
Shares issued for
services during the three
months ended June 30,         61,000         61       0.66       40,199                                                40,260
2001
Shares issued for
services during the three
months ended June 30,        270,000        270       0.38      100,980                                               101,250
2001
Shares issued for
services during the three
months ended June 30,        100,000        100       0.31       30,900                                                31,000
2001
Shares issued for
services during the three
months ended June 30,        575,500        576       0.21      120,279                                               120,855
2001
Shares issued for
services during the three
months ended June 30,        775,000        775       0.18      138,725                                               139,500
2001
Shares issued for
services during the three
months ended June 30,        125,000        125       0.12       14,875                                                15,000
2001
Shares issued for
services during the three
months ended June 30,        325,000        325       0.08       25,675                                                26,000
2001
Shares issued for
services during the three
months ended June 30,        600,000        600       0.06       35,400                                                36,000
2001



The accompanying notes are an integral part of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)


                                                                                        Deficit        Less:
                                                                         Detachable   Accumulated     Common
                                    Common Stock            Additional      Stock     During the       Stock
                                                Price per    Paid-in      Purchase    Development  Subscription
                            Shares     Amount     share      Capital      Warrants       Stage      Receivable      Total
Shares issued for
services during the three
months ended June 30,        225,000        225       0.10       22,275                                                22,500
2001
Reverse Stock Split 1:20                                                                                                    -
on June 30, 2001         (7,301,126)    (7,304)                   7,304
                         -----------    -------     -------   ---------    ---------   -----------    ---------     ---------
Balance, June 30, 2001
(Post stock-split)           384,270        384               6,657,272      205,000   (5,312,445)    (441,000)     1,109,211
Shares sold in a
registered offering
during the three months
ended Sept 30, 2001           60,000         60       0.83       49,940                                                50,000
Shares sold in a
registered offering
during the three months
ended Sept 30, 2001           24,096         24       0.83       19,976                                                20,000
PTS - Hong Kong asset
 purchase acquisition     20,000,000     20,000       0.10    1,980,000                                             2,000,000
Shares issued for
services during the three
months ended September
30, 2001                     246,725        247       2.45      604,229                                               604,476
Stock subscription           450,000        450       2.11      949,550                               (950,000)             -
Shares issued for
services during the three
months ended September
30, 2001                      50,000         50       1.01       50,450                                                50,500
Shares issued for
services during the three
months ended September
30, 2001                     205,333        205       0.95      194,861                                               195,066
Shares issued for
services during the three                             0.85       21,225
months ended September
30, 2001                      25,000         25                                                                        21,250
Shares issued for
services during the three
months ended September
30, 2001                     375,000        375       0.80      299,625                                               300,000
Shares issued for
services during the three
months ended September
30, 2001                      10,000         10       0.72        7,190                                                 7,200
Shares issued for
services during the three
months ended September
30, 2001                      95,000         95       0.67       63,555                                                63,650
Shares issued for
services during the three
months ended September
30, 2001                      60,000         60       0.55       32,940                                                33,000


The accompanying notes are an integral part of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)



                                                                                        Deficit        Less:
                                                                         Detachable   Accumulated      Common
                                    Common Stock            Additional      Stock     During the       Stock
                                                Price per    Paid-in      Purchase    Development   Subscription
                            Shares     Amount     share      Capital      Warrants       Stage       Receivable     Total
                          ---------   ---------  ---------- ---------- ------------- ------------ ----------------- --------
Shares issued for
services during the three
months ended December 31,     20,000         20       0.45        8,980                                                 9,000
2001
Shares issued for
services during the three
months ended December 31,     50,000         50       0.43       21,450                                                21,500
2001
Shares issued for
services during the three
months ended December 31,    220,000        220       0.40       87,780                                                88,000
2001

Cancelled share issuances
- various                   (16,798)       (16)       0.70     (12,309)                                              (12,325)

Net loss                                      -                       -                (5,662,980)                (5,662,980)
Payments made to
subscription receivable                       -                       -                                 398,620       398,620
Subscription receivable
 written-off                                  -                       -                                  91,000        91,000
Subscription receivable
settled with services                         -                                                         350,000       350,000
                         -----------    -------    -------- -----------    --------- -------------   -----------   ----------
Balance,
December 31, 2001         22,258,626    $22,259             $11,036,714      205,000 $(10,975,425)   $(551,380)    $(262,832)
                         ===========    =======    ======== ===========    ========= =============   ===========   ==========





The accompanying notes are an integral part of the consolidated financial statements.

                              PTS, INC.
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                     DECEMBER 31, 2001 AND 2000


                                                                  Period from
                                                                  June 12, 1996
                                           For the Year Ended     (Inception) to
                                              December 31,        December 31,
                                            ---------------        --------
                                           2001         2000         2001
                                         ---------     -------     ---------
Cash flows from operating activities:
Net loss                               $(5,662,980) $(3,132,112) $(10,975,425)
Adjustments to reconcile net loss to
net
 Cash used in operating activities:
  Depreciation and amortization              21,235       12,038       36,749
  Issuance of shares for services         2,172,493    1,660,008    4,766,935
  Impairment of long-lived asset          2,000,000            -    2,000,000
  Bad debt expense                          104,425            -      104,425
  Expenses paid by officer                   44,500            -       44,500
  Subscription receivable settled with      350,000            -      350,000
services
  Shares issued in settlement of                  -       28,400            -
dispute
  Loss on sale of asset                           -            -        2,608
  Debt conversion expense                         -      115,284      115,284
Decrease (increase) in assets:
  Advances to officer                             -    ( 26,893)    ( 26,893)
  Other assets                                    -     ( 2,922)    (  2,922)
Increase (decrease) in liabilities:
  Accounts payable - trade                  121,626       40,140      176,379
  Due to related party                    (  4,000)        4,000            -
  Accrued payroll taxes                       9,000       63,226      111,125
                                       ------------ ------------ ------------
Cash used in operating activities        ( 843,701)  (1,238,831) ( 3,297,235)
                                       ------------ ------------ ------------
Cash flows provided by (used in)
investing activities:
Purchase of equipment                     (  7,115)    ( 57,554)    ( 85,866)
Sale of property and equipment                    -            -        5,000
                                       ------------ ------------ ------------
Cash used in investing activities          ( 7,115)     (57,554)     (80,866)
                                       ------------ ------------ ------------
Cash flows provided by (used in)
financing activities:
Proceeds from issuance of convertible             -      450,832      450,832
debt
Payments on capital lease obligations             -     ( 8,732)    (  8,732)
Acquisition of MedMark, Inc.                      -            -       30,726
Proceeds from the exercise of warrants            -            -      189,990
Payment of common stock subscription        398,620            -      408,620
receivable
Proceeds from the issuance of common        412,257      667,764    2,280,253
stock
Proceeds from issuance of note               25,000            -       25,000
Payments on note                          (  3,000)            -    (  3,000)
Contribution to additional paid-in
capital                                           -            -        5,667
                                       ------------ ------------ ------------
Cash provided by financing activities       832,877    1,109,864    3,379,356
                                       ------------ ------------ ------------


The accompanying notes are an integral part of the consolidated financial statements.

                              PTS, INC.
                    (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     DECEMBER 31, 2001 AND 2000



                                                           Period from
                                                          June 12, 1996
                                   For the Year Ended      (Inception) to
                                      December 31,         December 31,
                                    ----------------       ------------
                                    2001         2000          2001
                                 ---------    ---------    -----------
Net increase (decrease) in cash    ( 17,939)   ( 186,521)         1,255

Cash at beginning of period           19,194      205,715             -
                                ------------ ------------   -------------
Cash at end of period                 $1,255      $19,194        $1,255
                                ------------ ------------   -------------
SUPPLEMENTAL SCHEDULE OF CASH
FLOW
   INFORMATION:
Interest paid                           $  -         $  -      $  1,375
                                ============ ============   =============
Income taxes paid                       $  -         $  -      $  1,973
                                ============ ============   =============
NON-CASH INVESTING AND
FINANCING
   ACTIVITIES
Assets acquired in non-cash       $2,000,000         $  -
transaction

Issuance of common stock for       1,300,000       91,000
notes receivable

Assets acquired through capital            -       22,200
lease

Common stock issued upon debt              -      473,318
conversions

Assumed liabilities by officer        13,468            -















The accompanying notes are an integral part of the consolidated financial statements.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Development Stage Operations
          PTS, Inc. (formerly Elast Technologies, Inc.) (a company in the development stage) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. Management's plans are discussed further in Note 13.

          Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of PTS, Inc. (the "Company") and its subsidiary, Elast Technologies Corporation (a Delaware corporation) ("Elast Delaware"). All significant intercompany transactions have been eliminated.

          Revenue Recognition
          Revenue sales will be recognized upon the shipment of the Company's medical devices. Provision for discounts and allowances will be provided for in the same period the related medical devices sales are recorded.

          Cash and Equivalents
          The  Company  considers  all  highly   liquid  investments
          purchased with original maturities of three months or less to be cash equivalents.

          Equipment
          Equipment is recorded at cost and depreciated using the straight-line method over the expected useful lives. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or reflected in the statement of operations.

          Renewals and betterments that materially extend the life of the assets are capitalized. The Company's property and equipment consists of equipment, computers and software with expected useful lives of 3 - 5 years.

                               - 13 -
                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Intangible Asset
          The Company records its intangible assets at cost. Intangible assets consisting of licenses and patents are amortized on a straight-line method over the shorter of its contractual term or the estimated useful life.

          Research and Development Costs
          Research  and  development  expenditures  are  charged   to
          operations as they are incurred.

          Impairment of Long-Lived Assets

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
         Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

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

          Disclosures about Fair Value of Financial Instruments
          The carrying amount of the Company's financial instruments, which include cash and equivalents, advances to officers, accounts payable-trade, and capital leases, approximate their fair values at December 31, 2001 and 2000. The notes receivable included in the statement of shareholders' equity are not considered financial instruments.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

          Earnings (Loss) per Common Share

         SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS").


         The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted IPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

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

          Reclassification
          Certain  reclassifications  have  been  made  to  the  2000 financial statements in order to conform to the 2001 financial statement presentation.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

NOTE 2 -  EQUIPMENT

          Equipment at December 31, 2001 and 2000 consists of the following:

                                  2001          2000
                                --------    -----------
Test equipment                 $  61,028        $  61,028
Computers                         27,963           20,848
Computer software                 10,774           10,774
                               ---------      -----------
                                  99,765           92,650
Less: accumulated
depreciation                    (35,257)         (14,022)
                               ---------      -----------
Total property and equipment,
net                            $  64,508        $  78,628
                               =========      ===========

          Depreciation expense for the years ended December 31, 2001 and 2000 was $23,459 and $11,798, respectively.

NOTE 3 -  INCOME TAXES

          At December 31, 2001 and 2000, the components of the provision for income taxes are as follows:

                             2001        2000
                          ---------    ---------
Current tax expense:
  Federal                       $  -         $  -
  State                            -            -
                          ----------  -----------
                                   -            -
                          ----------  -----------
Deferred tax expense:
  Federal                          -            -
  State                            -            -
                          ----------  -----------
                                   -            -
                          ----------  -----------
  Total provision               $  -         $  -
                          ==========  ===========

          Significant components of the Company's deferred income tax assets at December 31, 2001 and 2000 are as follows:

                                            2001         2000
                                        ---------   ----------
Deferred income tax asset:
Net operating loss carry forward       $3,012,000    $1,716,022
Impairment expense                        629,000	      -
Other                                      44,000        43,829
                                      -----------    ----------
Total deferred income tax asset         3,685,000     1,759,851
  valuation allowance                 (3,685,000)   (1,759,851)
                                      -----------   -----------
Net deferred income tax asset          $        -          $  -
                                      ===========     ==========

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 3 -  INCOME TAXES (Continued)

          The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

          Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

                                        2001        2000
                                      --------    --------
Tax expense at the U.S. statutory
  income tax rate                        (34.0)%    (34.0)%
Increase in the valuation allowance         34.0       36.2
Other                                          -    (  2.2)
                                      ----------  ---------
Effective income tax rate                     -%         -%
                                      ==========  =========

          The Company has determined that there will be significant limitations on the future utilization of the net operating loss carry forward due to the ownership changes in the Company.

NOTE 4 -  CAPITAL LEASE OBLIGATIONS

          The Company leased certain equipment under agreements that are classified as capital leases during the year ended December 31, 2000. The $22,200 cost of the equipment under capital leases is included in equipment. Accumulated depreciation of the leased equipment at December 31, 2001 and 2000 was approximately $9,413 and $5,098, respectively. Depreciation of the leased property is included in depreciation expense.

          During 2001, a former officer assumed the capital lease obligation in lieu of paying a related party receivable.

NOTE 5 -  CONVERTIBLE DEBT

          On March 13, 2000, the Company entered into two convertible note agreements. Each note had an original principal balance of $225,416 and earned interest at 9% per annum with a maturity date of March 31, 2002. The notes were convertible into the Company's common stock. On September 30, 2000, the Company induced the conversion of both notes at a discounted rate and issued a total of 2,500 shares. The Company recognized debt conversion expense of $115,284.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 6 -  RELATED PARTY TRANSACTIONS

          Licensing Agreement
          In 1996 the Company entered into a licensing agreement with an individual who is an officer and major shareholder whereby the Company received the exclusive right to develop, manufacture, and market an allergy detection, non-invasive, medical device (Electronic Allergo-Sensitivity Test Device, U.S. Patent No. 5413113). The Company issued 16,001 shares of Company common stock with a value of $800. The licensing agreement does not require any royalty payments. The licensing agreement is for a term of five years, with the Company holding options to extend the agreement for two additional five-year terms at no additional cost.

          Advances to Officer
          During 2000, the Company advanced amounts totaling $26,893 to an officer and shareholder of the Company.

          Due to Related Party
          In 2000, an entity that was controlled by an officer and shareholder of the Company loaned $4,000 to the Company.

          In 2001, an officer and shareholder of the Company paid $44,500 of operating expenses in behalf the Company.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

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

          Stock Options Dispute
          A dispute between the Company and a former director existed relating to options to purchase common stock granted by Elast Delaware, prior to its merger with the Company. The dispute was resolved in 2000, and the former director received 200 shares with a fair value of $28,400 at the time the shares were issued.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

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

          Termination Dispute
          A dispute exists between the Company and a former officer and director of the Company (see Note 11).

          Operating Leases
          The Company has certain operating leases with future minimum lease payments at December 31, 2001 as follows:

     2002                           $   4,897
                                     --------
     Total minimum lease payments   $   4,897
                                     ========

          Rent expense for operating leases for the two years ended December 31, 2001 and 2000, was $32,063 and $29,379, respectively.

NOTE 8 -  STOCK-BASED COMPENSATION

          During 1999, the Company's Board of Directors adopted a Stock Option Plan and granted options to purchase 15,000 shares of the Company's common stock to two members of the Board of Directors. The maximum number of shares issuable under the plan may not exceed 500,000 shares. The options were issued with an exercise price of $300 with 5,000 expiring in July 2002 and 10,000 expiring in March 2003. As the directors are employees of the Company, the options were accounted for under APB No. 25. The exercise price of the options equaled or exceeded the fair value of the Company's common stock at the date of grant. Consequently, no compensation expense was recognized in connection with the issuance of these options.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 8 -  STOCK-BASED COMPENSATION (Continued)

          On February 13, 1998, the Board of Directors of Elast Delaware granted 10,000 options to purchase common stock to each of the three members of the Board of Directors of Elast Delaware in recognition of their service to it. The 30,000 options have a three-year term and are exercisable at $400 per share. Two of the Directors were employees of Elast Delaware, and their options were accounted for under APB No. 25. The options were granted at prices, which equaled or exceeded the fair value of Elast Delaware's common stock at the date of grant. Consequently, no compensation expense was recognized in connection with the issuance of these 20,000 options. The 10,000 options issued to the directors were valued in accordance with the provision of SFAS No. 123 and determined to have no value; therefore no compensation expense was recognized or pro forma expense disclosed.

          The following summarizes information about stock options of the Company granted and outstanding at December 31, 2001:

                                           Exercise
                                Options     Price
                               ---------   --------
Outstanding at beginning of
 year                              15,000     $ 300
Granted                                -          -
Exercised                              -          -
Forfeited                              -          -
Outstanding at end of year        15,000      $ 300

          The   following  summarizes  information  about  the  stock
          options of Elast Delaware granted and outstanding at December 31, 2001:

                                Exercise
                                Options       Price
                                --------     ------
Outstanding at beginning of
year                              30,000         $ 400
  Granted                              -             -
  Exercised                            -             -
  Forfeited /Expired            (30,000)           400
                                --------     ---------
Outstanding at end of year             -         $   -
                                ========     =========








                               - 20 -
                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 8 -  STOCK-BASED COMPENSATION (Continued)

          Summary information about the Company's options outstanding at December 31, 2001:

     Exercise price                                     $    300
     Options outstanding, December 31, 2001               15,000
     Weighted average remaining contractual life       1.0 years
     Weighted average exercise price                    $    300
     Options exercisable, December 31, 2000               15,000
     Weighted average exercise price                    $    300

NOTE 9 -  STOCK PURCHASE WARRANTS

          The Company's private placement offering of stock in 1999 was accomplished with the sale of 2,500 units comprised of one share of common stock and one stock purchase warrants. The stock purchase warrants were immediately exercisable upon issuance. The stock purchase warrants provide for an exercise price of $480 and expire in July 2004. To date, none of the stock purchase warrants have been exercised. At December 31, 2001 and 2000, 50,000 shares of common stock, respectively, were reserved for this purpose.

NOTE 10 -      LOSS PER COMMON SHARE

          Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period presented. The computations of basic and diluted loss per common share for the years ended December 31, 2001 and 2000 are as follows:

                                               Year Ended
                                              December 31,
                                              ------------
                                           2001         2000
                                        ----------    --------
 Net loss available to common
 stockholders                         $(5,662,980)   $(3,132,112)
 Weighted-average shares,
   basic and diluted                    13,905,273         47,659
 Loss per common share,                ===========   ============
   basic and diluted                      $( 0.41)      $( 65.71)
                                       ===========   ============

          The effect of the potentially dilutive securities listed below was not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.



                               - 21 -
                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 10 -      LOSS PER COMMON SHARE (Continued)

                                                 Year Ended
                                                December 31,
                                               --------------
                                              2001        2000
                                           ---------    --------
    Shares of common stock issuable
    under:
    Stock options of the Company               15,000      15,000
    Stock options of consolidated
    subsidiary                                      -      30,000
    Stock purchase warrants of the
    Company                                    50,000      50,000
                                             --------    --------
                                               65,000      95,000
                                             ========    ========

NOTE 11 -      STOCK TRANSACTIONS

          Stock Split
          On  December  12,  2000, the Company's Board  of  Directors
          authorized   a   one-for-ten   reverse   stock   split   to
          shareholders of record on December 22, 2000.

          On June 1, 2001, the Company's Board of Directors authorized a one-for-twenty reverse stock split to shareholders of record on June 30, 2001. All references in the notes to financial statements to number of shares, weighted average shares, per share amounts, and market prices of the Company's common stock have been adjusted to give retroactive effect for the reverse stock splits.

          Shares Issued for Acquisition
          Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset is a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. The balance of the note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity (see Note
          12).

          Shares Issued to Acquire a License Agreement
          In 2001, the Company issued 20,000,000 shares of common stock for $2,000,000 to obtain a 70% interest in PTS, Inc.
          (HK) Limited,  a  Company controlled by a stockholder  (see
          Note 12).

          Shares Issued for Services
          In 2000 the Company issued 4,345 restricted shares and 10,047 registered shares for services as follows:



                               - 22 -



                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 11 -      STOCK TRANSACTIONS (Continued)

          Shares Issued for Services (continued)
               During 2000, the Company issued 3,750 restricted shares and 3,922 registered shares for investor relations services. The value of the shares and were based on market value of the shares at the date of issuance.

               The Company issued 95 restricted shares and 625 registered shares to officers as compensation. The value of the shares and compensation was based on the market price of the Company's common stock at the date of issuance.

               The Company issued 500 restricted shares of its common stock for consulting services in connection with its research and development efforts. The shares and services were valued at the fair value of the shares at the date of issuance. The Company also issued 5,500 common shares for legal services. The shares and the related services were valued at the market price per share of the Company's common stock at the date of issuance.

          During the period from January 1, 2001 through December 31, 2001, the Company issued 2,020,712 additional shares of common stock for services received. Shares were issued for the following:

                                       Number of      Value
                                         Shares      Acquired
                                       ---------   -----------
          Notes acquired                 450,000     $  950,000
          Services:
            Investor relations         1,556,129      2,457,870
            Research and development       8,333         50,850
            Lawsuit settlement             5,000          8,000
            Director compensation          1,250          6,275
                                       ---------    -----------
             Total services            1,570,712      2,552,995
                                       ---------    -----------
            Total common stock issue   2,020,712     $3,502,995
                                       =========    ===========

          Private Placement Offerings
          In 2000, the Company, in a private placement offering, sold for cash 250 shares of common stock for proceeds of $50,000.

          During 2001, the Company, in private placement offerings, sold an aggregate of 157,331 shares of common stock for proceeds of $412,250.




                               - 23 -
                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 11 -      STOCK TRANSACTIONS (Continued)

          Shares Issued in Registered Offerings
          During 2000, the Company issued 34,649 shares of its common stock including the 10,047 shares issued for services described above, pursuant to registration statements filed on Forms SB-2 and S-8 as follows:

               The Company sold 9,102 common shares and realized net proceeds of $617,763 after commissions of $21,780.

          In addition, on December 29, 2000, the Company sold 13,000 common shares for unsecured promissory notes issued by four individuals. The promissory notes and the related interest earned is payable on or before December 29, 2002. The promissory notes have a fixed interest rate of 5% per annum. The face amount of the promissory notes is subject to adjustment based upon the trading price per share of the Company's common stock at the time the promissory notes are paid. The terms of the promissory notes do not require their payment prior to their maturity in the event the 13,000 shares or any portion of those shares is sold or transferred. Therefore, the ultimate cash proceeds resulting from the issuance of the 13,000 shares for the promissory notes will not be known until the promissory notes are paid. Accordingly, the notes will be treated as a reduction of shareholders' equity and adjusted to their calculated value at the end of each financial period reported upon.

          As of December 31, 2001, the Company deemed the promissory notes uncollectible and wrote-off the amount as bed debt for a value of $91,000.

          On January 24, 2001, the Company sold 900,000 common shares for an unsecured promissory note issued by a Nevada corporation. The promissory note and the related interest earned is payable on or before January 23, 2003.

          The promissory note has a fixed interest rate of 5% per annum. The face amount of the promissory note is subject to adjustment based upon the trading price per share of the Company's common stock at the time the promissory note is paid. The terms of the promissory note do not require its payment prior to its maturity in the event the 900,000 shares or any portion of those shares is sold or transferred. Therefore, the ultimate cash proceeds resulting from the issuance of the 900,000 shares for the promissory note will not be known until the promissory note is paid. Accordingly, the note will be treated as a reduction of shareholder's equity and adjusted to its calculated value at the end of each financial period reported upon.

          As of December 31, 2001, the Company settled the note receivable through professional services rendered by the stockholder for a value of $350,000.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000


NOTE 11 -      STOCK TRANSACTIONS (Continued)

          Shares Issued in Registered Offerings (continued)
          During 2000, notes payable totaling $450,832 plus accrued interest were converted to 2,500 registered shares of common stock of the Company.

          Share Issued, Currently in Litigation
          In December 1999, the Company entered into a Consulting Agreement ("Agreement") with Crescent Partners, L.P. ("Crescent") whereby Crescent was to act as a finder of capital and a public relations consultant. Pursuant to the Agreement, the Company issued, in February 2000, 4,000 shares of the Company's common stock to Crescent. In turn, Crescent was to find investors to purchase those shares at prices approved by the Company. Subsequently, Crescent sold a portion of the common stock Company's approval and diverted the proceeds from the Company. The Company filed suit against Crescent on March 30, 2000 for breach of duty and contract. The Company also filed an injunction to recover the 4,000 shares and through that injunction recovered 2,670 of the shares. The remaining unrecovered shares are recorded at par value given that the outcome of the litigation is uncertain.

          Shares Issued as Settlement of Termination Dispute
          A dispute arose between the Company and a former officer and director the Company. In December 1999, this former officer and director was removed from the Board of Directors and terminated as an officer. The Company engaged in discussions with this individual seeking a settlement of this matter provided the terms of such settlement were reasonable and in the best interests of the Company. In this connection, the Company entered into an agreement in which the Company issued 625 shares of the Company's common stock as settlement of the termination dispute between the Company and a former officer and director of the Company regarding his removal from the Board of Directors and termination as an officer. The Company recognized compensation expense of $265,625 based on the fair value of the shares at the time of issuance. Subsequently, the Company believes the former officer breached the settlement agreement and in August 2000, filed suit against him.

          Shares Issued as Settlement of Stock Option Dispute
          A dispute between the Company and a former director arose relating to options to purchase common stock granted by Elast Delaware prior to its merger with the Company. The former director claimed the 10,000 options granted to him by Elast Delaware were options to purchase shares of the Company. The Company reviewed this matter and the relevant documentation and believed the former director's claim was without merit. To resolve this matter, the Company issued 200 shares of the Company's common stock in settlement of this dispute in 2000. The Company recognized a settlement expense of $28,400 based on the fair value of the shares at the time of issuance.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 12 -      ACQUISITIONS

          Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset is a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. The balance of the note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity.

          Effective July 2001, the Company issued 20,000,000 shares of common stock, valued at $2,000,000, to acquire 70% of the issued and outstanding common shares of PTS Hong Kong Ltd. ("PTS HK"). The principal assets of PTS HK consists of an agreement with Shanghai Information Investment Technology Development, Inc. ("SIIT"), a subsidiary of Shanghai Information Investment, Inc. to do business, participate with, acquire, and/or Joint Venture with various business in Mainland China. The license had a fair market value of $2,000,000 at the date of issuance and has been fully impaired at December 31, 2001, due to the uncertainty of the ultimate realization of the carrying amount of the asset.

NOTE 13 -      GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $10,975,425 since inception, has a working capital deficit of $330,262 and has negative cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          The Company continues to develop and test its principal products. The Company does not anticipate significant expenditures on acquisition or development of other products during this year. Subsequent to successful chiropractic medical practitioner testing the Company will focus its initial marketing and distribution efforts on development and commercial distribution of the device. The plan calls for the lease or license of the devices.

          It will be necessary to raise funds to complete the limited clinical trials of the chiropractic device. However, if the device performs as anticipated, the Company's management believes that will be able to raise the funds necessary to begin production of the devices through the sale of the Company's stock, issuance of debt, and/or licensing certain proprietary rights.

                              PTS, INC.
                    (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000



NOTE 13 -      GOING CONCERN (Continued)

          The Company may not able to raise the necessary funds to complete the testing to enable the Life Force Analyzer device to be completed and brought to market.

          The Company is continuing its efforts to acquire certain companies in China, the acquisition of which the Company believes will be accretive and complimentary to the Company's existing business efforts. As the transactions have not yet been completed, there exists the possibility that the acquisitions will not be concluded.

ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 1, 2001, PTS engaged the accounting firm of Merdinger, Fruchter, Rosen & Corso, P.C. to serve as its new principal independent accountant. Merdinger, Fruchter,
Rosen & Corso, P.C. replaces Kelly & Company as the
Company's principal auditor.

The dismissal of Kelly & Company was approved by PTS' board of directors on May 7, 2001.

The former accountant's report on the financial statements for the fiscal year 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding the dismissal of Kelly & Company, there were no disagreements with the former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement(s), if any, in connection with its reports.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of PTS serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Name                             Position

Peter Chin                       President/TreasurerDi
                                 rector

Thomas Krucker                   Secretary/Director

Peter Chin is the President, Treasurer and a director of the Company.

From 1966 through present, Mr. Chin has been involved in various forms of the entertainment industry including film production, and stage entertainment production development and distribution. Concurrent with his entertainment activities, Mr. Chin has been involved in the hospitality industry with investments in hotels and various restaurants. Mr. Chin is a member of several boards of directors including Fatchoy, Inc., Global Herbs, Inc., SWI consulting and is the chairman of his own personal holding company.

Thomas Krucker is the Secretary and a director of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Officers' compensation, in the aggregate, decreeased from$504,474 during the year ended 2000 to $54,525 during the year ended 2001.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

The following table sets forth each person known to the Company, as of May 17, 2002, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group.

Ownership of Officers and Directors:
Common Stock  Thomas Krucker (1)                501,337       2.25%
              2505 Rancho Bel Air
              Las Vegas, NV 89107
Common Stock  Peter Chin (2)                    859,500       3.86%
              3220 Westleigh Ave.
              Las Vegas, NV 89102
Common Stock  All directors and officers      1,360,837       6.11%
              as a group(2 persons)

(1) Includes (i) 900 shares of the Company's common stock are held by Mr. Krucker; (ii) 437 shares held in a trust in the name of Mr. Krucker's spouse, Katherine; and (iii)
500,000 shares Mr. Krucker has a right to acquire within 60 days pursuant to a warrant agreement.

(2)  Shares  of the Company's common stock are held  by  (i)
Peter Chin; and (ii) Peter Chin's spouse, Sandy Chin.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions.

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

Due to Related Party

In  2001,  an  officer and shareholder of the  Company  paid
$44,500 of operating expenses in behalf the Company.

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


                           By: /s/ Peter Chin
                              Peter Chin, President

                           Date: May 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on dates indicated.


                           By: /s Peter Chin
                              Peter Chin, Director


                           Date: May 20, 2002


                           By: /s/ Thomas F. Krucker
                              Thomas F. Krucker, Director


                           Date: May 20, 2002