Form 10QSB
period 2002-03-31
PTS INC/NV/
filed 2002-05-23
CIK 1080924

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH  31,
2002.

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

3220 Westleigh Ave., Las Vegas, NV 89102
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 878-3388

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 22,258,626 shares of common stock issued and outstanding as of May 17, 2002.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Unaudited financial statements for the quarter ended March 31, 2002.

                              PTS, INC.
                    (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


                                                             March 31,
                                                               2002
        ASSETS
CURRENT ASSETS                                                   $   -

 Equipment, net of accumulated depreciation of $40,557          59,208
  $40,557
 Other assets                                                    2,922
                                                           -----------
     TOTAL ASSETS                                             $ 62,130
                                                           ===========
     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
 Accounts payable - trade                                    $ 184,469
 Accrued payroll taxes                                          88,638
 Due to related parties                                        112,245
 Short-term notes payable                                       22,000
 Deposits                                                       14,972
                                                           -----------
    Total current liabilities                                  422,324
                                                           -----------
STOCKHOLDERS' DEFICIT
 Common stock, $0.001 par value; 25,000,000 shares
   authorized; 22,258,626 shares issued and
   outstanding                                                  22,259
 Additional paid-in capital                                 11,036,714
 Additional paid-in capital for warrants                       205,000
 Deficit accumulated during the development stage         (11,072,787)
                                                          ------------
                                                               191,186
 Notes receivable                                           ( 551,380)
                                                          ------------
    Total stockholders' deficit                             ( 360,194)
                                                          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                $ 62,130
                                                          ============











The accompanying notes are an integral part of the consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                             Period from
                                                 Three Months Ended         June 12, 1996
                                                     March 31,             (Inception) to
                                                   --------------             March 31,
                                                2002            2001            2002
                                              -------        ---------        ---------
Revenue                                       $       -         $       -        $       -

General and administrative expense               97,362           650,924        9,111,680
Impairment expense                                    -                          2,000,000
                                           ------------       -----------     ------------
Loss from operations                           (97,362)         (650,924)     (11,111,680)

Interest income                                       -                68           63,344
Interest (expense)                                    -                 -      (   24,451)
                                           ------------       -----------     ------------
Loss before provision for income taxes         (97,362)         (650,856)     (11,072,787)

Provision for income taxes                            -                 -                -
                                           ------------       -----------     ------------
Net loss                                      $(97,362)        $(650,856)    $(11,072,787)
                                           ============       ===========     ============
Loss per common share - basic and diluted       $     -        $ (  4.38)
                                           ============       ===========
Weighted average shares outstanding          22,258,626           148,514
                                           ============       ===========


The accompanying notes are an integral part of the consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Period from
                                                           Three Months Ended         June 12, 1996
                                                               March 31,              (Inception) to
                                                             --------------             March 31,
                                                          2002            2001             2002
                                                         ------          ------         ---------
Cash flows from operating activities:
Net loss                                               $ (97,362)       $ (650,788)  $ (11,072,787)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Depreciation and amortization                             5,300             6,817          42,049
  Issuance of shares for services                               -           357,723       4,766,935
  Impairment of long-lived asset                                -                 -       2,000,000
  Bad debt expense                                              -                 -         104,425
  Expenses paid by officer                                      -                 -          44,500
  Subscription receivable settled with services                 -                 -         350,000
  Loss on sale of asset                                         -                 -           2,608
  Debt conversion expense                                       -                 -         115,284
Decrease (increase) in assets:
  Advances to officer                                           -                 -      (  26,893)
  Other assets                                                  -                 -      (   2,922)
Increase (decrease) in liabilities:
  Accounts payable - trade                                  8,090             2,899         184,469
  Due to related parties                                   67,745         (  4,000)          67,745
  Accrued payroll taxes                                         -                 -         111,125
  Deposits                                                 14,972                 -          14,972
                                                      -----------        ----------   -------------
Cash used in operating activities                         (1,255)         (287,349)    ( 3,298,490)

Cash flows provided by (used in) investing
activities:
Purchase of equipment                                           -                 -      (  85,866)
Sale of property and equipment                                  -                 -           5,000
                                                      -----------        ----------   -------------
Cash used in investing activities                               -                 -      (  80,866)
                                                      -----------        ----------   -------------
Cash flows provided by (used in) financing
activities:
Proceeds from issuance of convertible debt                      -                 -         450,832
Payments on capital lease obligations                           -                 -      (   8,732)
Acquisition of MedMark, Inc.                                    -                 -          30,726
Proceeds from the exercise of warrants                          -                 -         189,990
Payment of common stock subscription receivable                 -                 -         408,620
Proceeds from the issuance of common stock                      -           294,250       2,280,253
Proceeds from issuance of note                                  -                 -          25,000
Payments on note                                                -                 -      (   3,000)
Contribution to additional paid-in capital                      -                 -           5,667
                                                      -----------        ----------   -------------
Cash provided by financing activities                           -           294,250       3,379,356
                                                      -----------        ----------   -------------

The accompanying notes are an integral part of the consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)


                                                                                    Period from
                                                        Three Months Ended         June 12, 1996
                                                            March 31,              (Inception) to
                                                           ------------              March 31,
                                                       2002            2001             2002
                                                      ------          ------          -------
Net increase (decrease) in cash                       (1,255)              6,901             -

Cash at beginning of period                             1,255             19,194             -
                                                   ----------         ----------    ----------
Cash at end of period                                 $     -          $  26,095       $     -
                                                   ==========         ==========    ==========
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION:
Interest paid                                         $     -          $       -       $ 1,375
                                                   ==========         ==========    ==========
Income taxes paid                                     $     -          $       -         1,973
                                                   ==========         ==========    ==========
NON-CASH INVESTING AND FINANCING
   ACTIVITIES
Issuance of common stock for notes receivable         $     -          $ 350,000




The accompanying notes are an integral part of the consolidated financial statements.






                              PTS, INC.
                (A Company in the Development Stage)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2002



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

          Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. Management's plans are discussed further in Note 3.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

NOTE 3 -  MANAGEMENT'S PLAN

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



NOTE 3 -  MANAGEMENT'S PLAN (Continued)

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

NOTE 4 -  COMMON STOCK

          Stock Transactions
          During the period from January 1, 2001 through March 31, 2001, the Company issued 135,862 additional common shares for cash, services received, and a note receivable.

          38,235 shares were issued for cash proceeds of $294,250. 52,627 shares were issued for services. Shares issued for services were based on the fair value of the shares issued, which aggregated $357,723.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS The Company has presently put the research of the non-invasive allergy testing on hold due the test results in 2000 indicated that this application is not feasible without extensive additional research. However, the testing indicated that the basic technology might have an application in chiropractic medical procedures.

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

ITEM 2.   CHANGES IN SECURITIES

There  were  no  shares of stock issued during the  period  ended
March 31, 2002.

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



                           PTS, Inc.



                           By: /s/ /s/ Peter Chin
                              Peter Chin, President



                           Date: May 23, 2002