Form 10QSB
period 2002-06-30
PTS INC/NV/
filed 2002-08-14
CIK 1080924

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF 1934 FOR THE QUARTERLY PERIOD  ENDED  JUNE  30,
2002.

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

There are 22,258,626 shares of common stock issued and outstanding as of August 13, 2002.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            PTS, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)


                                                               June 30,
                                                                 2002
                                                               ---------
        ASSETS
CURRENT ASSETS                                                 $       -

Equipment, net of accumulated depreciation of $45,857             53,908
Other assets                                                       2,922
                                                            ------------
    TOTAL ASSETS                                               $  56,830
                                                            ============
      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable - trade                                    $ 189,369
   Accrued payroll taxes                                          88,638
   Due to related parties                                        114,678
   Short-term notes payable                                       22,000
   Deposits                                                       14,972
                                                            ------------
     Total current liabilities                                   429,657
                                                            ------------
STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; 250,000,000 shares
     authorized; 22,258,626 shares issued and outstanding         22,259
   Additional paid-in capital                                 11,036,714
   Additional paid-in capital for warrants                       205,000
   Deficit accumulated during the development stage         (11,115,420)
                                                            ------------
                                                                 148,553
   Notes receivable                                         (   521,380)
                                                            ------------
    Total stockholders' deficit                             (   372,827)
                                                            ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                $   56,830
                                                            ============







The accompanying notes are an integral part of the consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                     March 5,
                                                   Three Months Ended                  Six Months Ended                2001
                                                    -----------------                   ---------------           (Inception) to
                                                        June 30,                           June 30,                  June 30,
                                                 2002             2001              2002             2001              2002
                                                ------          ---------          -------          -------         -----------
Revenue                                             $   -              $    -          $     -           $     -         $      -

General and administrative expenses                42,633             446,931          139,995         1,097,787        9,154,313
Impairment expense                                      -                   -                -                 -        2,000,000
                                             ------------          ----------      -----------      ------------    -------------
Loss from operations                             (42,633)           (446,926)        (139,995)       (1,097,714)     (11,115,420)

Interest income                                         -                   5                -                73           63,344
Interest (expense)                                      -                   -                -                 -       (  24,451)
                                             ------------          ----------      -----------      ------------    -------------
Loss before provision for income taxes           (42,633)           (446,926)        (139,995)       (1,097,714)     (11,115,420)

Provision for income taxes                              -                   -                -                 -                -
                                             ------------          ----------      -----------      ------------    -------------
Net loss                                        $(42,633)          $(446,926)       $(139,995)      $(1,097,714)    $(11,115,420)
                                             ============          ==========      ===========      ============    =============
Net loss per share - basic and diluted          $       -          $  ( 1.54)       $  ( 0.01)        $   (5.92)
                                             ============          ==========      ===========      ============
Weighted average shares outstanding            22,258,626             290,357       22,258,626           185,470
                                             ============          ==========      ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Period from
                                                           Six Months Ended          June 12, 1996
                                                               June 30,              (Inception) to
                                                            ---------------             June 30,
                                                         2002            2001             2002
                                                       --------        --------       -----------
Cash flows from operating activities:
Net loss                                            $ (139,995)        $(1,097,714)   $(11,115,420)
Adjustments to reconcile net loss to net
 Cash used in operating activities:
  Depreciation and amortization                          10,600              13,634          47,349
  Issuance of shares for services                             -             670,223       4,766,935
  Impairment of long-lived asset                              -                   -       2,000,000
  Bad debt expense                                            -                   -         104,425
  Expenses paid by officer                                    -                   -          44,500
  Subscription receivable settled with services          30,000                   -         380,000
  Loss on sale of asset                                       -                   -           2,608
  Debt conversion expense                                     -                   -         115,284
Decrease (increase) in assets:
  Advances to officer                                         -                   -       ( 26,893)
  Other assets                                                -                   -       (  2,922)
Increase (decrease) in liabilities:
  Accounts payable - trade                               12,990              11,059         189,369
  Due to related parties                                 70,178            ( 4,000)          70,178
  Accrued payroll taxes                                       -                   -         111,125
  Deposits                                               14,972                   -          14,972
                                                    -----------          ----------   -------------
Cash used in operating activities                      ( 1,255)           (406,798)    ( 3,298,490)
                                                    -----------          ----------   -------------
Cash flows provided by (used in) investing
  activities:
Purchase of equipment                                         -            ( 7,115)       ( 85,866)
Sale of property and equipment                                -                   -           5,000
                                                    -----------          ----------   -------------
Cash used in investing activities                             -            ( 7,115)       ( 80,866)
                                                    -----------          ----------   -------------
Cash flows provided by (used in) financing
  activities:
Proceeds from issuance of convertible debt                    -                   -         450,832
Payments on capital lease obligations                         -                   -        ( 8,732)
Acquisition of MedMark, Inc.                                  -                   -          30,726
Proceeds from the exercise of warrants                        -                   -         189,990
Payment of common stock subscription receivable               -                   -         408,620
Proceeds from the issuance of common stock                    -             385,250       2,280,253
Proceeds from issuance of note                                -              25,000          25,000
Payments on note                                              -                   -        ( 3,000)
Contribution to additional paid-in capital                    -                   -           5,667
                                                    -----------          ----------   -------------
Cash provided by financing activities                         -             410,250       3,379,356
                                                    -----------          ----------   -------------

The accompanying notes are an integral part of the consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (UNAUDITED)

                                                                                     Period from
                                                        Three Months Ended          June 12, 1996
                                                             June 30,               (Inception) to
                                                         ----------------              June 30,
                                                       2002             2001             2002
                                                     -------         ---------       ------------
Net decrease in cash                                   (1,255)             (3,663)               -
                                                                                            -
Cash at beginning of period                              1,255              19,194               -
                                                     ---------           ---------      ----------
Cash at end of period                                  $     -           $  15,531         $     -
                                                     =========           =========      ==========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                          $     -             $     -        $  1,375
                                                     =========           =========      ==========
Income taxes paid                                      $     -             $     -        $  1,973
                                                     =========           =========      ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for notes receivable          $     -           $ 350,000





The accompanying notes are an integral part of the consolidated financial statements.



                            PTS, INC.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002



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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information
          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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



                            PTS, INC.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002



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

NOTE 4 -  COMMON STOCK

          Stock Transactions
          During the period from January 1, 2001 through June 30,
          2001, the Company issued 14,386,155 additional common shares for cash, services received, note receivable, and an acquisition.

          2,214,700  shares  were issued  for  cash  proceeds  of
          $385,250.   3,377,541 shares were issued for  services.
          Shares issued for services were based on the fair value of the shares issued, which aggregated $670,223.

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



                            PTS, INC.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2002



NOTE 4 -  COMMON STOCK (Continued)

          In June 2001, the Company issued 9,000,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset is a note receivable in the amount of $1,000,000 which was received by PTS as consideration for the issuance of 150,000 shares of common stock. The balance of the note receivable is shown in the consolidated financial statement as a reduction of stockholders' equity.



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

ITEM 2.   CHANGES IN SECURITIES

There were no shares of stock issued issued during the period ended June 30, 2002.

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



                           Date: August 13, 2002