Form 10QSB
period 2002-09-30
PTS INC/NV/
filed 2002-11-18
CIK 1080924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB
        QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                           ACT REPORTING REQUIREMENTS

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ________________to ___________________


                                   PTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Nevada                  000-25485                  88-0380544
-----------------------   ------------------------  --------------------------
(State of organization)   (Commission File Number)  (I.R.S. Employer I.D. No.)



                    3220 Westleigh Ave., Las Vegas, NV 89102
                    ----------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code (702) 878-3388


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                              -----


There are 22,058,626 shares of common stock issued and outstanding as of November 15, 2002.

     PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                   PTS, INC.
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    September 30,
                                                        2002
                                                    -------------
    ASSETS
CURRENT ASSETS                                       $       -
Equipment, net of accumulated
 depreciation of $  51,157                              48,608
Other assets                                             2,922
  TOTAL ASSETS                                       $  51,530
                                                    =============
   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable - trade                             $ 189,369
   Accrued payroll taxes                                88,638
   Due to related parties                              127,010
   Short-term notes payable                             22,000
   Deposits                                             14,972
      Total current liabilities                        441,989

  STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value;
 250,000,000 shares authorized;
22,258,626 shares issued and outstanding                22,259
   Additional paid-in capital                       11,036,714
   Additional paid-in capital for warrants             205,000
Deficit accumulated during
 the development stage                             (11,163,052)
                                                       100,921
   Notes receivable                              (     491,380)
       Total stockholders' deficit               (     390,459)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $   51,530
                                                    =============





The accompanying notes are an integral part of the consolidated financial statements.

                                   PTS, INC.
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                     Three Months             Nine Months           March 5,2001
                                        Ended                    Ended             (Inception) to
                                     September 30,             September 30,         September 30,
                                   2002        2001         2002        2001            2002
                                 ---------   ---------    ---------    ---------   ---------------
Revenue                          $      -    $       -    $       -    $       -    $          -

General and
 administrative expenses           47,632    1,028,159      187,627    3,508,037       9,201,945
Impairment expense                      -            -            -            -       2,000,000
Loss from operations              (47,632)  (1,028,159)    (187,627)  (3,508,037)     11,201,945
Interest income                         -       11,500            -       11,573          63,344
Interest (expense)                      -            -            -            -       (  24,451)
Loss before provision for
 income taxes                     (47,632)  (1,016,659)    (187,627)  (3,496,464)    (11,163,052)
Provision for income taxes              -            -           -             -               -
Net loss                         $(47,632) $(1,016,659)   $(187,627) $(3,496,464)   $(11,163,052)
                               ==========  ===========   ===========  ===========   ==============
Net loss per share - basic
 and diluted                     $      -  $(     1.09)   $ (  0.01) $ (   10.35)
                               ==========  ===========   ===========  ===========
Weighted average
 shares outstanding            22,258,626      934,063   22,258,626      337,958
                               ==========  ===========   ===========  ===========




The accompanying notes are an integral part of the consolidated financial statements.



                                   PTS, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Period from
                                                                             September 12,
                                                                             1996
                                                Nine Months Ended           (Inception) to
                                                  September 30,              September 30,
                                               2002           2001           2002
                                          ------------    -------------      -------------
Cash flows from operating activities:

Net loss                                  $  (187,627)    $ (3,496,464)      $ (11,163,052)

Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization                  15,900           20,451              52,649
Issuance of shares for services                     -         2,749,328          4,766,935

Impairment of long-lived asset                      -                 -          2,000,000
Bad debt expense                                    -                 -            104,425
Expenses paid by officer                            -                 -             44,500
Subscription receivable settled
 with services                                 60,000                 -            410,000
Loss on sale of asset                               -                 -              2,608
Debt conversion expense                             -                 -            115,284
Decrease (increase) in assets:
Advances to officer                                 -                 -            (26,893)
Other assets                                        -                 -             (2,922)
 Increase (decrease) in liabilities:
     Accounts payable - trade                  12,990            80,059            189,369

     Due to related parties                    82,510           ( 4,000)            82,510
     Accrued payroll taxes                          -                 -            111,125

     Deposits                                  14,972                 -             14,972
 Cash used in operating activities             (1,255)         (650,626)       ( 3,298,490)
 Cash flows provided by (used in)
  investing activities: Purchase of equipment       -            (7,115)           (85,866)
Sale of property and equipment
- - 5,000 Cash used in investing activities         -            (7,115)           (80,866)
Cash flows provided by (used in)
  financing activities: Proceeds from
  issuance of convertible debt                      -                 -            450,832
Payments on capital lease obligations               -                 -             (8,732)
Acquisition of MedMark, Inc.                        -                 -             30,726
Proceeds from the exercise of warrants              -                 -            189,990
Payment of common stock subscription receivable     -           180,000            408,620

Proceeds from the issuance of common stock          -           455,250          2,280,253

Proceeds from issuance of note                      -            50,000             25,000

Payments on note                                    -          ( 27,000)            (3,000)
Contribution to additional paid-in capital          -                 -              5,667

Cash provided by financing activities               -           658,250          3,379,356
Net (decrease) increase in cash                (1,255)              509                  -
                                             ===========    =============   ==============
Cash at beginning of period                     1,255            19,194                  -
   Cash at end of period                    $       -        $   19,703         $        -

SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION:

Interest paid                               $       -        $        -         $    1,375
                                          ============    =============      =============
Income taxes paid                           $       -        $        -         $    1,973
                                          ============    =============      =============
NON-CASH INVESTING AND
 FINANCING ACTIVITIES

Issuance of common stock
 for notes receivable                       $       -        $  350,000



The accompanying notes are an integral part of the consolidated financial statements.





                                   PTS, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1 -  DEVELOPMENT STAGE OPERATIONS

PTS, Inc. (a company in the development stage) has a limited operating history with no revenues and no products or operable technology ready for the market. The Company is engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. Management's plans are discussed further in
Note 3.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset is a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. This note receivable is shown in the financial statements as a reduction of stockholders' equity.

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

NOTE 5-  PROPOSED DISPOSITION

On June 25, 2002, PTS and it's wholly-owned subsidiary, Elast Technologies Corporation, a Delaware corporation, entered into a Separation and Distribution Agreement through which PTS intends to spin-off Elast by distributing to its shareholders one share of Elast Common Stock for every 20 shares of PTS Common Stock owned by shareholders of record on June 25, 2002. No fractional shares will be distributed through the spin-off. All fractional shares will be rounded up to the nearest whole share. After the spin-off, Elast Technologies Corp. will be a separate company, no longer owned in any way by PTS.

On August 30, 2002, PTS and Elast amended its original Agreement to clarify the distribution date to occur on or about December 31, 2002. However, according to the amended Agreement, the distribution date could be delayed by mutual agreement of the parties.

Following the spin-off, PTS sole business will involve pursuing its endeavors with Shanghai Hanbo Technology Co., Ltd., which involvement includes investments in several companies developing and marketing certain information and technology based software and hardware applications.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report specifies forward-looking statements of management of the company ("forward-looking statements") including, without limitation, forward-looking statements regarding our expectations, beliefs, intentions and future strategies. Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward- looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this prospectus have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

                         MANAGEMENT'S PLAN OF OPERATIONS

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

On June 25, 2002, PTS and it's wholly-owned subsidiary, Elast Technologies Corporation, a Delaware corporation, entered into a Separation and Distribution Agreement through which PTS intends to spin-off Elast by distributing to its shareholders one share of Elast Common Stock for every 20 shares of PTS Common Stock owned by shareholders of record on June 25, 2002. No fractional shares will be distributed through the spin-off. All fractional shares will be rounded up to the nearest whole share. After the spin-off, Elast Technologies Corp. will be a separate company, no longer owned in any way by PTS.

On August 30, 2002, PTS and Elast amended its original Agreement to clarify the distribution date to occur on or about December 31, 2002. However, according to the amended Agreement, the distribution date could be delayed by mutual agreement of the parties.

            INTENDED BUSINESS OF PTS AFTER THE COMPLETION OF SPIN-OFF

Following the spin-off, PTS sole business will involve pursuing its endeavors with Shanghai Hanbo Technology Co., Ltd., which involvement includes investments in several companies developing and marketing certain information and technology based software and hardware applications. Shanghai Hanbo Technology Co., Ltd. Shanghai Hanbo Technology Co., Ltd. ("Hanbo Technology") was originally established in June 1994 to develop the food magnetic card system which is used in expenditure management of enterprises and institutions. In early 1995, the computer application products HB magnetic reading/coding machine and cryptogram-keyboard were developed. On October 15, 2002, PTS cancelled 200,000 shares, which were inadvertently issued in August of 2001.

ITEM 3.  CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relation to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls
The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II  OTHER INFORMATION

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

ITEM 2.  CHANGES IN SECURITIES

There were no shares of stock issued during the period ended September 30, 2002, which were not registered with the Securities and Exchange Commission.

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

99.1 Separation and Distribution Agreement

99.2 Amendment to Separation and Distribution Agreement

Reports on Form 8-K:

     None


                                    SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PTS, Inc.

                           By: Peter Chin
                              ----------------------
                               Peter Chin, President
Date: November    , 2002



                            CERTIFICATE PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934,
                            RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Chin, Chief Executive Officer/Chief Financial Officer of PTS, Inc., certify that:

     (1)  I have reviewed the report on Form 10-QSB of PTS, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Dated: November   , 2001

Peter Chin
---------------------------
Peter Chin
Chief Executive Officer and
Chief Financial Officer



EXHIBIT 99.1

                      SEPARATION AND DISTRIBUTION AGREEMENT

This SEPARATION AND DISTRIBUTION AGREEMENT (this "Agreement") is made as of this 21st day of June, 2002 by and between PTS, Inc., a Nevada corporation ("PTS"), and Elast Technologies Corporation, a Delaware corporation and wholly-owned subsidiary of PTS ("Elast").

RECITALS

WHEREAS, PTS has engaged in the business of the research and development of two separate diagnostic tools: Its allergy testing device and its chiropractic outcome-measuring instrument. These instruments stem from the PTS" identification of commercial applications for worldwide patents secured by Robert D. Milne, M.D.; and

WHEREAS, PTS has decided to discontinue its research and development of the two separate diagnostic tools through a transfer of all of its assets relating to the diagnostic tools and patents and certain employees or the partial services of certain employees to Elast; and

WHEREAS, the respective Boards of Directors of PTS and Elast have approved and declared advisable the separation of Elast from PTS (the Separation), pursuant to the terms and subject to the conditions set forth in this Agreement; and

WHEREAS, the Board of Directors of PTS and Elast has determined that it is in the best interests of its stockholders to transfer to Elast certain principal assets related to PTS business plan and for Elast to assume certain liabilities related to such assets (the "Asset Transfers") in consideration for shares of Elast Common Stock, and thereafter to distribute all of the outstanding shares of Elast Common Stock that are held by PTS to the holders of PTS common stock (the "Distribution"); and

WHEREAS, as of the close of business on which the Securities and Exchange Commission declares the registration statement of Elast on Form 10-SB with respect to the Distribution effective (the "Distribution Date"), PTS will transfer to the Agent for the benefit of the holders of record of PTS Common Stock on a record date of _________, 2002 (the "Record Date"), without any consideration being paid by such holders, a share certificate of Elast which represents all shares of Elast Common Stock owned by PTS.; and

WHEREAS, in connection with the Distribution, PTS and Elast have determined that it is necessary and desirable to set forth the principal corporate transactions required to effect the Asset Transfers and the Distribution, and to set forth the agreements that will govern certain matters following the Distribution.

NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained in this Agreement, the parties hereby agree as follows:

ARTICLE I.

                                   DEFINITIONS

As used in this Agreement, the following terms shall have the following meanings:

ACTION: Any action, claim, suit, arbitration, inquiry, proceeding or investigation by or before any court, any governmental or other regulatory or administrative agency or commission or any arbitration tribunal.

AFFILIATE: With respect to any specified Person, any other Person directly or indirectly controlling or controlled by, or under direct or indirect common control with, such specified Person. For purposes of this definition, "control," when used with respect to any Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" shall have meanings correlative to the foregoing. Notwithstanding the foregoing, (i) the Affiliates of PTS shall not include Elast or any other Person which would be an Affiliate of PTS by reason of PTS" ownership of the capital stock of Elast prior to the Distribution or the fact that any officer or director of Elast shall also serve as an officer or director of PTS, and (ii) the Affiliates of Elast shall not include PTS or any other Person which would be an Affiliate of Elast by reason of PTS" ownership of the capital stock of Elast prior to the Distribution or the fact that any officer or director of Elast shall also serve as an officer or director of PTS.

AGENT: Pacific Stock Transfer Company, the distribution agent appointed by PTS to distribute the Elast Common Stock pursuant to the Distribution.

ASSET TRANSFERS: Shall have the meaning set forth in the recitals hereof.

ASSUMED LIABILITIES. Collectively, all of the Liabilities and other obligations of Elast listed on Schedule A, attached hereto, which are to be assumed by both parties as part of the Agreement.

COMMISSION: The Securities and Exchange Commission.

CONSENTS: Shall have the meaning set forth in Section 4.01(c) hereof.

DISTRIBUTION: Shall have the meaning set forth in the recitals hereof.

DISTRIBUTION DATE: The date determined by the PTS Board as the date on which the Distribution shall be effected, which Distribution Date is contemplated by the PTS Board to occur on or about [______________], 2002.

DISTRIBUTION RECORD DATE: The date established by the PTS Board as the date for taking a record of the Holders of PTS Common Stock entitled to participate in the distribution, which Distribution Record Date has been established as the date of this Agreement, subject to the fulfillment on or before __________, 2002 of certain conditions to the Distribution as provided in.

ELAST: Shall have the meaning set forth in the recitals hereof.

ELAST ASSETS: Shall have the meaning set forth in Section 2.01(b) hereof.

ELAST BOOKS AND RECORDS: The books and records (including computerized records) of Elast and all books and records owned by PTS which relate to the Elast Business or are necessary to operate the Elast Business, including, without limitation, all such books and records relating to Elast Employees, original corporate minute books, stock ledgers and certificates and corporate seals, and all licenses, leases, agreements and filings, relating to Elast or the Elast Business (but not including the PTS Books and Records, provided that Elast shall have access to, and have the right to obtain duplicate copies of, the PTS Books and Records in accordance with the provisions of Article VII).

ELAST BUSINESS: The business conducted by PTS prior to the Transfer Date, and by Elast thereafter, pursuant to or utilizing the Elast Assets, including without limitation, the acquisition, research and development of the Chiropractic and Allergy tools.

ELAST COMMON STOCK: The common stock, par value $0.001 per share, of Elast.

ELAST INDEMNIFIABLE LOSSES: Shall have the meaning set forth in
Section 5.01 hereof.

ELAST INDEMNITEES: Shall have the meaning set forth in Section 5.01 hereof.

LIABILITIES: All Liabilities as set forth in Schedule B, attached hereto. ELAST RETAINED

ELAST POLICIES: All Policies, current or past, which are owned or maintained by or on behalf of PTS or any of its Affiliates or predecessors, which relate to the Elast Business but do not relate to the PTS Retained Business, and which Policies are either maintained by Elast or assignable to Elast.

FINANCING OBLIGATIONS: All (i) indebtedness for borrowed money, (ii) obligations evidenced by bonds, notes, debentures or similar instruments, (iii) obligations under capitalized leases and deferred purchase arrangements, (iv) reimbursement or other obligations relating to letters of credit or similar arrangements, and (v) obligations to guarantee, directly or indirectly, any of the foregoing types of obligations on behalf of others.
HOLDERS: The holders of record of PTS Common Stock as of the Distribution Record Date.

INDEMNIFIABLE LOSSES: Shall have the meaning set forth in Section 5.02 hereof.

INDEMNIFYING PARTY: Any Party required to pay another person or party pursuant to Section 5.02.

INDEMNITEE: Any Person to be paid by an Indemnifying Party pursuant to Section 5.02.

INFORMATION: Shall have the meaning set forth in Section 7.02 hereof.

LIABILITIES: Any and all debts, liabilities and obligations, absolute or contingent, matured or unmatured, liquidated or unliquidated, accrued or unaccrued, known or unknown, whenever arising, including all costs and expenses relating thereto, and including, without limitation, those debts, liabilities and obligations arising under any law, rule, regulation, Action, threatened Action, order or consent decree of any governmental entity or any award of any arbitrator of any kind, and those arising under any contract, commitment or undertaking.

PERSON: Any individual, corporation, partnership, association, trust, estate or other entity or organization, including any governmental entity or authority.

PRIVILEGES: All privileges that may be asserted under applicable law, including, without limitation, privileges arising under or relating to the attorney-client relationship (including but not limited to the attorney-client and work product privileges), the accountant-client privilege, and privileges relating to internal evaluative processes.

PRIVILEGED INFORMATION: All Information as to which PTS, Elast or any of their Subsidiaries are entitled to assert the protection of a Privilege.

PTS: Shall have the meaning set forth in the recitals hereof.

PTS BOARD: The Board of Directors of PTS.

PTS BOOKS AND RECORDS: The books and records (including computerized records) of PTS and all books and records owned by PTS which relate to the PTS Retained Business or are necessary to operate the PTS Retained Business, or are required by law to be retained by PTS, including without limitation, all files relating to any Action pertaining to the PTS Retained Liabilities, original corporate minute books, stock ledgers and certificates and corporate seals, and all licenses, leases, agreements and filings, relating to PTS or the PTS Retained Business (but not including the Elast Books and Records, provided that PTS shall have access to, and shall have the right to obtain duplicate copies of, the Elast Books and Records in accordance with the provisions of Article VII).

PTS COMMON STOCK: The common stock, par value $0.001 per share, of PTS.

PTS CONTRACTS: The contracts to be assigned by PTS to Elast.

PTS INDEMNIFIABLE LOSSES: Shall have the meaning set forth in Section 5.02 hereof.

PTS INDEMNITEES: Shall have the meaning set forth in Section 5.02 hereof.

PTS INTELLECTUAL PROPERTY ASSETS: The intellectual property assets.

PTS PERSONAL PROPERTY ASSETS: The personal property assets.

PTS RETAINED ASSETS: The assets of PTS other than the Elast Assets transferred to Elast by PTS, including without limitation (i) assets relating to the PTS Retained Business, (ii) all of the assets expressly allocated to PTS under this Agreement or the Related Agreements, and (iii) any other assets of PTS and its Affiliates relating to the PTS Retained Business.

PTS RETAINED BUSINESS: The businesses conducted by PTS pursuant to or utilizing the PTS Retained Assets, including without limitation, the pursuit of further endeavors with Shanghai Information Investment Technology Development, Inc. to do business, participate with, acquire, and/or participate in a Joint Venture with various businesses in Mainland China.

PTS RETAINED LIABILITIES: All Liabilities as set forth in Schedule B.

PTS RETAINED POLICIES: All Policies, current or past, which are owned or maintained by or on behalf of PTS (or any of its predecessors) which relate to the PTS Retained Business but do not relate to the Elast Business.

RELATED AGREEMENTS: All of the agreements, instruments, understandings, assignments or other arrangements which are entered into in connection with the transactions contemplated hereby and which are set forth in a writing, including, without limitation the License Agreement.

SECURITIES ACT: The Securities Act of 1933, as amended.

SUBSIDIARY: With respect to any Person, (a) any corporation of which at least a majority in interest of the outstanding voting stock (having by the terms thereof voting power under ordinary circumstances to elect a majority of the directors of such corporation, irrespective of whether or not at the time stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned or controlled by such Person, by one or more Subsidiaries of such Person, or by such Person and one or more of its Subsidiaries, or (b) any non-corporate entity in which such Person, one or more Subsidiaries of such Person, or such Person and one or more Subsidiaries of such Person, directly or indirectly, at the date of determination thereof, has at least majority ownership interest.

THIRD-PARTY CLAIM: Shall have the meaning set forth in Section 5.03(a) hereof.

TRANSFER DATE: The effective date of the transfer of assets and liabilities hereunder by PTS to Elast which date shall be on or prior to the Distribution Date.

SEPARATION:  Shall have the meaning set forth in the recitals to this Agreement

ARTICLE II.

SEPARATION

Section 2.01. TRANSFER OF ASSETS TO ELAST

(a) On the Transfer Date, PTS shall take or cause to be taken all actions necessary to cause the transfer, assignment, delivery and conveyance to Elast of all of PTS" right, title and interest in and to the principal assets related to the Elast Business, including, without limitation, the following assets:

(i) the Elast Personal Property Assets;

(ii) the Elast Contracts;

(iii) the PTS Intellectual Property Assets as those Assets relate to the Elast technology;

(iv) the Elast Books and Records;

(v) all of the other assets to be assigned to Elast by PTS under this Agreement or the Related Agreements; and

(vi) all other assets primarily relating to the Elast Business held by PTS.

(b) The "Elast Assets" shall consist of the assets transferred to Elast by PTS pursuant to this Section 2.01.

Section 2.02. CONSIDERATION FOR ASSET TRANSFERS

As consideration for the foregoing asset transfers on or prior to the Distribution Date, PTS shall receive from Elast a sufficient number of shares of Elast Common Stock to effect the Distribution to the Holders of PTS Common Stock.

Section 2.03. TRANSFERS NOT EFFECTED PRIOR TO THE DISTRIBUTION

To the extent that any transfers contemplated by this Article II shall not have been fully effected on the Distribution Date, the parties shall cooperate to effect such transfers as promptly as shall be practicable following the Distribution Date. Nothing herein shall be deemed to require the transfer of any assets or the assumption of any Liabilities which by their terms or operation of law cannot be transferred or assumed; PROVIDED, HOWEVER, that PTS and Elast and their respective Subsidiaries and Affiliates shall cooperate in seeking to obtain any necessary consents or approvals for the transfer of all assets and Liabilities contemplated to be transferred pursuant to this Article
II. In the event that any such transfer of assets or Liabilities has not been consummated effective as of the Distribution Date, the party retaining such asset or Liability shall thereafter hold such asset in trust for the use and benefit of the party entitled thereto (at the expense of the party entitled thereto) and retain such Liability for the account of the party by whom such Liability is to be assumed pursuant hereto, and take such other actions as may be reasonably required in order to place the parties, insofar as reasonably possible, in the same position as would have existed had such asset been transferred or such Liability been assumed as contemplated hereby. As and when any such asset or Liability becomes transferable, such transfer and assumption shall be effected forthwith. The parties agree that, except as set forth in this Section 2.03, as of the Distribution Date, each party hereto shall be deemed to have acquired complete and sole beneficial ownership over all of the assets, together with all rights, powers and privileges incidental thereto, and shall be deemed to have assumed in accordance with the terms of this Agreement all of the Liabilities, and all duties, obligations and responsibilities incidental thereto, which such party is entitled to acquire or required to assume pursuant to the terms of this Agreement.

Section 2.04. NO REPRESENTATIONS OR WARRANTIES; CONSENTS

Each of the parties hereto understands and agrees that no party hereto is, in this Agreement or in any other agreement or document contemplated by this

Agreement or otherwise, representing or warranting in any way (i) as to the value or freedom from encumbrance of, or any other matter concerning, any assets of such party or (ii) as to the legal sufficiency to convey title to any asset transferred pursuant to this Agreement or any Related Agreement. It is also agreed and understood that there are no warranties, express or implied, as to the merchantability or fitness of any of the assets either transferred to or retained by the parties, as the case may be, and all such assets shall be "as is, where is" and "with all faults" (provided, however, that the absence of warranties shall have no effect upon the allocation of liabilities under this Agreement). Similarly, each party hereto understands and agrees that no party hereto is, in this Agreement or in any other agreement or document contemplated by this Agreement or otherwise, representing or warranting in any way that the obtaining of any consents or approvals, the execution and delivery of any amendatory agreements and the making of any filings or applications contemplated by this Agreement will satisfy the provisions of any or all applicable laws or judgments or other instruments or agreements relating to such assets. Notwithstanding the foregoing, the parties shall use their good faith efforts to obtain all consents and approvals, to enter into all reasonable amendatory agreements and to make all filings and applications which may be reasonably required for the consummation of the transactions contemplated by this Agreement, and shall take all such further reasonable actions as shall be reasonably necessary to preserve for each of PTS and Elast, to the greatest extent feasible, the economic and operational benefits of the allocation of assets and liabilities provided for in this Agreement. In case at any time after the Distribution Date any further action is necessary or desirable to carry out the purposes of this Agreement, the proper officers and directors of each party to this Agreement shall take all such necessary or desirable action.

Section 2.05. CASH MANAGEMENT

(a) Elast shall establish and maintain a separate cash management system and accounting records with respect to the Elast Business effective as of 12:01 a.m. on the day following the Distribution Date; thereafter, (i) any payments by Elast on behalf of PTS in connection with the PTS Retained Business (including, without limitation, any such payments in respect of Liabilities or other obligations of PTS under the Related Agreements), shall be recorded in the accounts of PTS, as a payable to Elast; (ii) any cash payments received by PTS relating to the Elast Business or the Elast Assets shall be recorded in the accounts of PTS, as a payable to Elast; (iii) PTS shall make adjustments for late deposits, checks returned for not sufficient funds and other post-Distribution Date transactions as shall be reasonable under the circumstances consistent with the purpose and intent of this Agreement; and
(iv) the net balance due to PTS or Elast, as the case may be, in respect of the aggregate amounts of clauses (i), (ii), (iii), and (iv) shall be paid by PTS as promptly as practicable. For purposes of this Section 2.05 (a), the parties contemplate that the PTS Retained Business and the Elast Business, including but not limited to the administration of accounts payable and accounts receivable, will be conducted in the normal course.

(b) All transactions contemplated in this Section 2.05 shall be subject to audit by the parties, and any dispute thereunder shall be resolved by Merdinger, Fruchter, Rosen &Corso, PC (or, if Merdinger, Fruchter, Rosen & Corso, PC is not available or the parties mutually agree, by such other independent firm of certified public accountants mutually acceptable to PTS and Elast), whose decision shall be final and unappealable.

Section 2.06 AGREEMENT NOT TO COMPETE

PTS agrees not to participate, directly or indirectly, as principal, owner, part-owner, partner, or in any other capacity, including as a passive stockholder, partner or beneficial owner, in any business which owns, controls, manages or otherwise operates a business which competes directly with the Elast Business.

ARTICLE III.

ASSUMPTION AND RETENTION OF LIABILITIES

Section 3.01. ASSUMPTION OF LIABILITIES

Upon the terms and subject to the conditions set forth in this Agreement and in addition to any other Liabilities otherwise expressly assumed by PTS pursuant to this Agreement or the Related Agreements, PTS hereby agrees to assume, pay, perform and discharge in due course any and all Assumed Liabilities, as set forth in Schedule A.

Section 3.02. RETAINED LIABILITIES.

Upon the terms and subject to the conditions set forth in this Agreement and in addition to any other Liabilities otherwise expressly retained by PTS pursuant to this Agreement or the Related Agreements, PTS hereby agrees that PTS shall pay, perform and discharge in due course any and all PTS Retained Liabilities, as set forth in Schedule B.

Upon the terms and subject to the conditions set forth in this Agreement and in addition to any other Liabilities otherwise expressly retained by Elast pursuant to this Agreement or the Related Agreements, Elast hereby agrees that Elast shall pay, perform and discharge in due course any and all Elast Retained Liabilities, as set forth in Schedule B.

ARTICLE IV. THE DISTRIBUTION

Section 4.01. COOPERATION PRIOR TO THE DISTRIBUTION

(a) PTS and Elast shall take all such action as may be necessary or appropriate under the securities or blue sky laws of states or other political subdivisions of the United States in connection with the transactions contemplated by this Agreement and the Related Agreements.

(b) PTS and Elast shall use all reasonable efforts to obtain any third-party consents or approvals necessary or desirable in connection with the transactions contemplated hereby ("Consents").

(c) PTS and Elast will use all reasonable efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary or desirable under applicable law, to consummate the transactions contemplated under this Agreement and the Related Agreements.

Section 4.02. PTS BOARD ACTION; CONDITIONS PRECEDENT TO THE DISTRIBUTION

The PTS Board shall, in its discretion, establish any appropriate procedures in connection with the Distribution. In no event shall the Distribution occur unless the following conditions shall have been satisfied:

(a) The transactions contemplated by Sections 2.01 and 2.02 shall have been consummated in all material respects;

(b) PTS and Elast shall have obtained all Consents, the failure of which to obtain would not, in the judgment of the PTS and Elast Boards, have a material adverse effect on PTS or Elast;

(c) The Registration Statement on Form 10-SB under the Securities Act filed by Elast shall have been declared effective by the Commission;

(d) PTS and Elast shall have entered into the Related Agreements to which they are a party;

Section 4.03. THE DISTRIBUTION

On the Distribution Date, subject to the conditions and rights of termination set forth in this Agreement, PTS shall deliver to the Agent all of the then outstanding shares of Elast Common Stock owned by PTS and shall instruct the Agent to distribute to the Holders one share of Elast Common Stock for every 20 shares of PTS Common Stock held as of the Distribution Record Date, provided that such Elast Common Stock shall be subject to a restriction such that it may not be sold or otherwise disposed of prior to the closing of the Rights Offering. As soon as practicable following the closing of the Rights Offering, the Agent shall deliver certificates representing the Elast Common Stock to the Holders.

ARTICLE V.

                                 INDEMNIFICATION

Section 5.01. INDEMNIFICATION

Except as otherwise expressly set forth in a Related Agreement, each party shall indemnify, defend and hold harmless each other and its directors, officers, employees, agents and Affiliates and each of the heirs, executors, successors and assigns of any of the foregoing (the "Elast Indemnitees") from and against each parties Retained Liabilities and any and all losses, Liabilities, damages, including, without limitation, the costs and expenses of any and all Actions, threatened Actions, demands, assessments, judgments, settlements and compromises relating to the Retained Liabilities and attorneys" fees and any and all expenses whatsoever reasonably incurred in investigating, preparing or defending against any such Actions or threatened Actions (collectively, "Elast Indemnifiable Losses" and, individually, an "Elast Indemnifiable Loss") of the Elast Indemnitees arising out of or due to the failure or alleged failure of PTS or any of its Affiliates (i) prior to or after the Distribution Date to pay, perform or otherwise discharge in due course any of the Retained Liabilities, or (ii) comply with the provisions of
Section 6.01.

Section 5.02. PROCEDURE FOR INDEMNIFICATION

(a) Except as may be set forth in a Related Agreement, if an Indemnitee shall receive notice or otherwise learn of the assertion by a Person (including, without limitation, any governmental entity) who is not a party to this Agreement or to any of the Related Agreements of any claim or of the commencement by any such Person of any Action (a "Third-Party Claim") with respect to which an Indemnifying Party may be obligated to provide indemnification pursuant to this Agreement, such Indemnitee shall give such Indemnifying Party written notice thereof promptly after becoming aware of such Third-Party Claim; provided that the failure of any Indemnitee to give notice as required by this Section 5.02 shall not relieve the Indemnifying Party of its obligations under this Article V, except to the extent that such Indemnifying Party is prejudiced by such failure to give notice.

(b) An Indemnifying Party may elect to defend or to seek to settle or compromise, at such Indemnifying Party"s own expense and by such Indemnifying Party"s own counsel, any Third-Party Claim, provided that the Indemnifying Party must confirm in writing that it agrees that the Indemnitee is entitled to indemnification hereunder in respect of such Third-Party Claim. Within 30 days of the receipt of notice from an Indemnitee in accordance with Section 5.02(a) (or sooner, if the nature of such Third-Party Claim so requires), the Indemnifying Party shall notify the Indemnitee of its election whether to assume responsibility for such Third-Party Claim (provided that if the Indemnifying Party does not so notify the Indemnitee of its election within 30 days after receipt of such notice from the Indemnitee, the Indemnifying Party shall be deemed to have elected not to assume responsibility for such Third-Party Claim), and such Indemnitee shall cooperate in the defense or settlement or compromise of such Third-Party Claim. After notice from an Indemnifying Party to an Indemnitee of its election to assume responsibility for a Third-Party Claim, such Indemnifying Party shall not be liable to such Indemnitee under this Article V for any legal or other expenses (except expenses approved in advance by the Indemnifying Party) subsequently incurred by such Indemnitee in connection with the defense thereof; provided that if the defendants in any such claim include both the Indemnifying Party and one or more Indemnitees and in such Indemnitees" reasonable judgment a conflict of interest between such Indemnitees and such Indemnifying Party exists in respect of such claim, such Indemnitees shall have the right to employ separate counsel and in that event the reasonable fees and expenses of such separate counsel (but not more than one separate counsel reasonably satisfactory to the Indemnifying Party) shall be paid by such Indemnifying Party. If an Indemnifying Party elects not to assume responsibility for a Third-Party Claim (which election may be made only in the event of a good faith dispute that a claim was inappropriately tendered under Section 5.01) such Indemnitee may defend or (subject to the following sentence) seek to compromise or settle such Third-Party Claim. Notwithstanding the foregoing, an Indemnitee may not settle or compromise any claim without prior written notice to the Indemnifying Party, which shall have the option within ten days following the receipt of such notice (i) to disapprove the settlement and assume all past and future responsibility for the claim, including reimbursing the Indemnitee for prior expenditures in connection with the claim, or (ii) to disapprove the settlement and continue to refrain from participation in the defense of the claim, in which event the Indemnifying Party shall have no further right to contest the amount or reasonableness of the settlement if the Indemnitee elects to proceed therewith, or (iii) to approve the amount of the settlement, reserving the Indemnifying Party"s right to contest the Indemnitee"s right to indemnity, or
(iv) to approve and agree to pay the settlement. In the event the Indemnifying Party makes no response to such written notice from the Indemnitee, the Indemnifying Party shall be deemed to have elected option (ii).

(c) If an Indemnifying Party chooses to defend or to seek to compromise any Third-Party Claim, the Indemnitee shall make available to such Indemnifying Party any personnel and any books, records or other documents within its control or which it otherwise has the ability to make available that are necessary or appropriate for such defense.

(d) Notwithstanding anything else in this Section 5.03 to the contrary, an Indemnifying Party shall not settle or compromise any Third-Party Claim unless such settlement or compromise contemplates as an unconditional term thereof the giving by such claimant or plaintiff to the Indemnitee of a written release from all liability in respect of such Third-Party Claim (and provided further that such settlement may not provide for any non-monetary relief by Indemnitee without the written consent of Indemnitee). In the event the Indemnitee shall notify the Indemnifying Party in writing that such Indemnitee declines to accept any such settlement or compromise, such Indemnitee may continue to contest such Third-Party Claim, free of any participation by such Indemnifying Party, at such Indemnitee"s sole expense. In such event, the obligation of such Indemnifying Party to such Indemnitee with respect to such Third-Party Claim shall be equal to (i) the costs and expenses of such Indemnitee prior to the date such Indemnifying Party notifies such Indemnitee of the offer to settle or compromise (to the extent such costs and expenses are otherwise indemnifiable hereunder) plus (ii) the lesser of (A) the amount of any offer of settlement or compromise which such Indemnitee declined to accept and (B) the actual out-of-pocket amount such Indemnitee is obligated to pay subsequent to such date as a result of such Indemnitee"s continuing to pursue such Third-Party Claim.

(e) Any claim on account of an Indemnifiable Loss which does not result from a Third-Party Claim shall be asserted by written notice given by the Indemnitee to the applicable Indemnifying Party. Such Indemnifying Party shall have a period of 15 days after the receipt of such notice within which to respond thereto. If such Indemnifying Party does not respond within such 15-day period, such Indemnifying Party shall be deemed to have refused to accept responsibility to make payment. If such Indemnifying Party does not respond within such 15-day period or rejects such claim in whole or in part, such Indemnitee shall be free to pursue such remedies as may be available to such party under applicable law or under this Agreement.

(f) In the event of payment by an Indemnifying Party to any Indemnitee in connection with any Third-Party Claim, such Indemnifying Party shall be subrogated to and shall stand in the place of such Indemnitee as to any events or circumstances in respect of which such Indemnitee may have any right or claim relating to such Third-Party Claim against any claimant or plaintiff asserting such Third-Party Claim. Such Indemnitee shall cooperate with such Indemnifying Party in a reasonable manner, and at the cost and expense of such Indemnifying Party, in prosecuting any subrogated right or claim.

Section 5.04. REMEDIES CUMULATIVE

The remedies provided in this Article V shall be cumulative and shall not preclude assertion by any Indemnitee of any other rights or the seeking of any and all other remedies against any Indemnifying Party.

Section 5.05. SURVIVAL OF INDEMNITIES

The obligations of each of PTS and Elast under this Article V shall survive the sale or other transfer by it of any assets or businesses or the assignment by it of any Liabilities with respect to any Indemnifiable Loss of the other related to such assets, businesses or Liabilities.

ARTICLE VI.

                           CERTAIN ADDITIONAL MATTERS

Section 6.01. CERTAIN POST-DISTRIBUTION TRANSACTIONS

(a) ELAST. Elast shall comply with each representation and statement made, or to be made, to any taxing authority in connection with any ruling obtained, or to be obtained, by PTS and Elast acting together, from any such taxing authority with respect to any transaction contemplated by this Agreement.

(b) PTS. PTS shall comply with each representation and statement made, or to be made, to any taxing authority in connection with any ruling obtained, or to be obtained, by PTS and Elast acting together, from any such taxing authority with respect to any transaction contemplated by this Agreement.

Section 6.02. NOTICES BY PTS

PTS shall provide notice of the Distribution to all holders of its securities, or options, rights or warrants convertible into its securities, as may be required by PTS" Certificate of Incorporation or Bylaws or any agreement to which PTS is a party.

ARTICLE VII.

                       ACCESS TO INFORMATION AND SERVICES

Section 7.01. PROVISION OF CORPORATE RECORDS

(a) Except as may otherwise be provided in a Related Agreement, PTS shall deliver to Elast as soon as practicable following the Distribution Date, to the extent not previously delivered in connection with the transactions contemplated in Article II, the Elast Books and Records in its possession, except to the extent such items are already in the possession of Elast. The Elast Books and Records shall be the property of Elast, but shall be available to PTS for review and duplication until PTS shall notify Elast in writing that such records are no longer of use to PTS.

(b) Except as otherwise provided in a Related Agreement, Elast shall deliver to PTS as soon as practicable following the Distribution Date, to the extent not previously delivered in connection with the transactions contemplated in
Article II, the PTS Books and Records in its possession, except to the extent such items are already in the possession of PTS. The PTS Books and Records shall be the property of PTS, but shall be available to Elast for review and duplication until Elast shall notify PTS in writing that such records are no longer of use to Elast.

Section 7.02. ACCESS TO INFORMATION

Except as otherwise provided in a Related Agreement, from and after the Distribution Date, PTS shall afford to Elast and its authorized accountants, counsel and other designated representatives reasonable access (including using reasonable efforts to give access to persons or firms possessing information) and duplicating rights during normal business hours to all records, books, contracts, instruments, computer data and other data and information relating to pre-Distribution operations (collectively, "Information") within PTS" possession insofar as such access is reasonably required by Elast for the conduct of its business, subject to appropriate restrictions for classified or Privileged Information. Similarly, except as otherwise provided in a Related Agreement, Elast shall afford to PTS and their authorized accountants, counsel and other designated representatives reasonable access (including using reasonable efforts to give access to persons or firms possessing information) and duplicating rights during normal business hours to Information within Elast"s possession, insofar as such access is reasonably required by PTS for the conduct of its business, subject to appropriate restrictions for classified or Privileged Information. Information may be requested under this Article VII for the legitimate business purposes of either party, including, without limitation, audit, accounting, claims (including claims for indemnification hereunder), litigation and tax purposes, as well as for purposes of fulfilling disclosure and reporting obligations and for performing this Agreement and the transactions contemplated hereby.

Section 7.03. PRODUCTION OF WITNESSES

At all times from and after the Distribution Date, each of PTS and Elast shall use reasonable efforts to make available to the others, upon written request, its and its Subsidiaries officers, directors, employees and agents as witnesses to the extent that such persons may reasonably be required in connection with any Action.

Section 7.04. REIMBURSEMENT

Except to the extent otherwise contemplated in any Related Agreement, a party providing Information or witness services to another party under this Article VII shall be entitled to receive from the recipient, upon the presentation of invoices therefore, payments of such amounts, relating to supplies, disbursements and other out-of-pocket expenses (at cost) and direct and indirect expenses of employees who are witnesses or otherwise furnish assistance (at cost), as may be reasonably incurred in providing such Information or witness services.

Section 7.05. RETENTION OF RECORDS

Except as otherwise required by law or agreed to in a Related Agreement or otherwise in writing, each of PTS and Elast may destroy or otherwise dispose of any of the Information, which is material Information and is not contained in other Information retained by PTS or Elast, as the case may be, at any time after the six month anniversary of this Agreement, provided that, prior to such destruction or disposal, (a) it shall provide no less than 90 or more than 120 days prior written notice to the other, specifying in reasonable detail the Information proposed to be destroyed or disposed of and (b) if a recipient of such notice shall request in writing prior to the scheduled date for such destruction or disposal that any of the Information proposed to be destroyed or disposed of be delivered to such requesting party, the party proposing the destruction or disposal shall promptly arrange for the delivery of such of the Information as was requested at the expense of the party requesting such Information.

Section 7.06. CONFIDENTIALITY

Each of PTS, Elast and their respective Subsidiaries shall hold, and shall cause its employees, consultants and advisors to hold, in strict confidence, all Information concerning the other parties hereto in its possession or furnished by the other parties or the other parties" representatives pursuant to this Agreement (except to the extent that such Information has been (i) in the public domain through no fault of such party or (ii) later lawfully acquired from other sources by such party), and subject to
Section 7.07, each party shall not release or disclose such Information to any other person, except its auditors, attorneys, rating agencies, bankers and other consultants and advisors, unless compelled to disclose by judicial or administrative process or, as reasonably advised by its counsel or by other requirements of law, or unless such Information is reasonably required to be disclosed in connection with (a) any litigation with any third-parties or litigation between PTS and Elast or any of them, (a) any contractual agreement to which PTS or Elast or any of them are currently parties, or (c) in exercise of any party"s rights hereunder.

Section 7.07. PRIVILEGED MATTERS

PTS and Elast recognize that legal and other professional services that have been and will be provided prior to the Distribution Date have been and will be rendered for the benefit of each of PTS and Elast and that each of PTS and Elast should be deemed to be the client for the purposes of asserting all Privileges. To allocate the interests of each party in the Privileged Information, the parties agree as follows:

(a) PTS shall be entitled, in perpetuity, to control the assertion or waiver of all Privileges in connection with Privileged Information which relates solely to the PTS Retained Business, whether or not the Privileged Information is in the possession of or under the control of PTS or Elast. PTS shall also be entitled, in perpetuity, to control the assertion or waiver of all Privileges in connection with Privileged Information that relates solely to the subject matter of any claims constituting PTS Retained Liabilities, now pending or which may be asserted in the future, in any lawsuits or other proceedings initiated against or by PTS, whether or not the Privileged Information is in the possession of or under the control of PTS or Elast.

(b) Elast shall be entitled, in perpetuity, to control the assertion or waiver of all Privileges in connection with Privileged Information which relates solely to the Elast Business, whether or not the Privileged Information is in the possession of or under the control of PTS or Elast. Elast shall also be entitled, in perpetuity, to control the assertion or waiver of all Privileges in connection with Privileged Information which relates solely to the subject matter of any claims, now pending or which may be asserted in the future, in any lawsuits or other proceedings initiated against or by Elast, whether or not the Privileged Information is in the possession of Elast or under the control of PTS or Elast.

(c) PTS and Elast agree that they shall have a shared Privilege, with equal right to assert or waive, subject to the restrictions in this Section 7.07, with respect to all Privileges not allocated pursuant to the terms of Sections 7.07(a) and (b). All Privileges relating to any claims, proceedings, litigation, disputes or other matters which involve each of PTS and Elast in respect of which PTS and Elast retain any responsibility or liability under this Agreement shall be subject to a shared Privilege.

(d) No party may waive any Privilege which could be asserted under any applicable law, and in which any other party has a shared Privilege, without the consent of the other party, except to the extent reasonably required in connection with any litigation with third-parties or as provided in subsection
(e) below. Consent shall be in writing, or shall be deemed to be granted unless written objection is made within 20 days after notice upon the other party requesting such consent.

(e) In the event of any litigation or dispute between PTS and Elast, or any of them, any party may waive a Privilege in which any other party has a shared Privilege, without obtaining the consent of the other party, provided that such waiver of a shared Privilege shall be effective only as to the use of Information with respect to the litigation or dispute between such parties, and shall not operate as a waiver of the shared Privilege with respect to third-parties.

(f) If a dispute arises between the parties regarding whether a Privilege should be waived to protect or advance the interest of any party, each party agrees that it shall negotiate in good faith, shall endeavor to minimize any prejudice to the rights of the other parties, and shall not unreasonably withhold consent to any request for waiver by the other parties. Each party specifically agrees that it will not withhold consent to waiver for any purpose except to protect its own legitimate interests.

(g) Upon receipt by any party of any subpoena, discovery or other request which arguably calls for the production or disclosure of Information subject to a shared Privilege or as to which any other party has the sole right hereunder to assert a Privilege, or if any party obtains knowledge that any of its current or former directors, officers, agents or employees have received any subpoena, discovery or other requests which arguably calls for the production or disclosure of such Privileged Information, such party shall promptly notify the other party of the existence of the request and shall provide the other party a reasonable opportunity to review the Information and to assert any rights it may have under this Section 7.07 or otherwise to prevent the production or disclosure of such Privileged Information.

(h) The transfer of the Elast Books and Records and the PTS Books and Records and other Information between PTS, Elast and their respective Subsidiaries is made in reliance on the agreement of PTS and Elast, as set forth in Sections

7.06 and 7.07, to maintain the confidentiality of Privileged Information and to assert and maintain all applicable Privileges. The access to information being granted pursuant to Sections 7.01 and 7.02, the agreement to provide witnesses and individuals pursuant to Section 7.03 and the transfer of Privileged Information between PTS, Elast and their respective Subsidiaries pursuant to this Agreement shall not be deemed a waiver of any Privilege that has been or may be asserted under this Agreement or otherwise.

                                  ARTICLE VIII.

                                  MISCELLANEOUS

Section 8.01. COMPLETE AGREEMENT; CONSTRUCTION

This Agreement, including the Related Agreements and other agreements and documents referred to herein, constitutes the entire agreement and supersedes all prior agreements, understandings, negotiations and discussions, whether written or oral, between the parties hereto with respect to the subject matter hereof, so that no such external or separate agreement relating to the subject matter of this Agreement shall have any effect or be binding, unless the same is referred to specifically in this Agreement or is executed by the parties after the date hereof. Notwithstanding any other provisions in this Agreement to the contrary, in the event and to the extent that there shall be a conflict between the provisions of this Agreement and the provisions of the Related Agreements, the Related Agreements shall control.

Section 8.02. EXPENSES

Except as otherwise set forth in this Agreement or any Related Agreement, all costs and expenses in connection with the preparation, execution, delivery and implementation of this Agreement, the Distribution and with the consummation of the transactions contemplated by this Agreement shall be charged to the party for whose benefit the expenses are incurred, with any expenses which cannot be allocated on such basis to be split equally between the parties.

Section 8.03. GOVERNING LAW

This Agreement and the rights and obligations of the parties hereunder shall be governed by the laws of the State of Nevada, without regard to the principles of choice of law thereof, except with respect to matters of law concerning the internal corporate affairs of any corporate entity which is a party to or subject of this Agreement, and as to those matters the law of the jurisdiction under which the respective entity derives its powers shall govern.

Section 8.04. NOTICES

Notices shall be sent to the parties at the following addresses:

                        PTS, Inc.
                        Peter Chin
                        3220 Westleigh Ave.
                        Las Vegas, NV 89102

                        Elast Technologies Corporation
                        Tom Krucker
                        2505 Rancho Bel Air
                        Las Vegas, NV 89107

With a Copy to:
                        Chapman & Flanagan, Ltd.
                        Sean P. Flanagan
                        777 N. Rainbow Blvd.
                        Suite 390
                        Las Vegas, NV 89107

Notices may be hand-delivered or sent by certified mail, return receipt requested, Federal Express or comparable overnight delivery service, or facsimile. Notice shall be deemed received at the time delivered by hand, on the fourth business day following deposit in the U.S. mail, and on the first business day following deposit with Federal Express or other delivery service, or upon transmission by facsimile. Any party to this Agreement may change its address for notice by giving written notice to the other party at the address and in accordance with the procedures provided above.

Section 8.05. AMENDMENTS; WAIVERS

No termination, cancellation, modification, amendment, deletion, addition or other change in this Agreement, or any provision hereof, or waiver of any right or remedy herein provided, shall be effective for any purpose unless such change or waiver is specifically set forth in a writing signed by the party or parties to be bound thereby. The waiver of any right or remedy with respect to any occurrence on one occasion shall not be deemed a waiver of such right or remedy with respect to such occurrence on any other occasion.

Section 8.06. SUCCESSORS AND ASSIGNS

This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Agreement shall not be assigned without the express written consent of each of the parties hereto.

Section 8.07. NO THIRD-PARTY BENEFICIARIES

Except for the provisions of Article V relating to Indemnities, this Agreement is solely for the benefit of the parties hereto and their respective Subsidiaries and Affiliates and should not be deemed to confer upon third-parties any remedy, claim, Liability, reimbursement, claim of action or other right in excess of those existing without reference to this Agreement.

Section 8.08. TITLES AND HEADINGS

Titles and headings to sections herein are inserted for the convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement.

Section 8.09. LEGAL ENFORCEABILITY

In the event that one or more of the terms or provisions of this Agreement or the application thereof to any person(s) or in any circumstance(s) shall, for any reason and to any extent be found by a court of competent jurisdiction to be invalid, illegal or unenforceable, such court shall have the power, and hereby is directed, to substitute for or limit such invalid term(s), provision(s) or application(s) and to enforce such substituted or limited terms or provisions, or the application thereof. Subject to the foregoing, the invalidity, illegality or enforceability of any one or more of the terms or provisions of this Agreement, as the same may be amended from time to time, shall not affect the validity, legality or enforceability of any other term or provision hereof. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. Without prejudice to any rights or remedies otherwise available to any party hereto, each party hereto acknowledges that damages would be an inadequate remedy for any breach of the provisions of this Agreement and agrees that the obligations of the parties hereunder shall be specifically enforceable.

Section 8.10. ARBITRATION OF DISPUTES

(a) Any controversy or claim arising out of this Agreement, or any breach of this Agreement, including any controversy relating to a determination of whether specific assets constitute Elast Assets or PTS Retained Assets or whether specific Liabilities shall be settled by arbitration in accordance with the Rules of the American Arbitration Association then in effect, as modified by this Section 8.10 or by the further agreement of the parties.

(b) Such arbitration shall be conducted in Nevada.

(c) Any judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. The arbitrators shall have the authority to award to the prevailing party its attorneys" fees and costs incurred in such arbitration. The arbitrators shall not, under any circumstances, have any authority to award punitive, exemplary or similar damages, and may not, in any event, make any ruling, finding or award that does not conform to the terms and conditions of this Agreement.

(d) Nothing contained in this Section 8.10 shall limit or restrict in any way the right or power of a party at any time to seek injunctive relief in any court and to litigate the issues relevant to such request for injunctive relief before such court (i) to restrain any other party from breaching this Agreement or (ii) for specific enforcement of this Section 8.10. The parties agree that any legal remedy available to a party with respect to a breach of this Section
8.10 will not be adequate and that, in addition to all other legal remedies, each party is entitled to an order specifically enforcing this Section 8.10.

(e) The parties hereby consent to the jurisdiction of the federal courts located in Hartford, Connecticut for all purposes under this Agreement.

(f) Neither the parties nor the arbitrators may disclose the existence or results of any arbitration under this Agreement or any evidence presented during the course of the arbitration without the prior written consent of the parties, except as required to fulfill applicable disclosure and reporting obligations, or as otherwise required by law.

(g) Except as provided in Section 8.10(c), each party shall bear its own costs incurred in the arbitration. If any party refuses to submit to arbitration any dispute required to be submitted to arbitration pursuant to this
Section 8.10, and instead commences any other proceeding, including, without limitation, litigation, then the party who seeks enforcement of the obligation to arbitrate shall be entitled to its attorneys" fees and costs incurred in any such proceeding.

                                  COUNTERPARTS

This Agreement may be executed in two or more counterparts, each of which together shall be deemed to be an original and all of which together shall be deemed to constitute one and the same agreement.

Section 8.11. RELATIONSHIP OF PARTIES

Nothing in this Agreement shall be deemed or construed by the parties or any third party as creating the relationship of principal and agent, partnership or joint venture between the parties, it being understood and agreed that no provision contained herein, and no act of the parties, shall be deemed to create any relationship between the parties other than the relationship set forth herein.

Section 8.12. FURTHER ACTION

Elast and PTS each shall cooperate in good faith and take such steps and execute such papers as may be reasonably requested by the other party to implement the terms and provisions of this Agreement.

Section 8.13. PREDECESSORS AND SUCCESSORS

To the extent necessary to give effect to the purposes of this Agreement, any reference to any corporation shall also include any predecessor or successor thereto, by operation of law or otherwise.


                                    SIGNATURES

IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.

PTS, Inc.

By: _____________________________
Name: ___________________________
Title: __________________________

ELAST TECHNOLOGIES CORPORATION

By: ______________________________
Name: ____________________________
Title: ___________________________

Schedule A

                               Assumed Liabilities

All contractual and other Liabilities of PTS (excluding the Elast Retained Liabilities) arising out of or relating to the any of the past or present facilities of PTS used primarily in connection with the Elast Business, including:

(a) any and all legal fees of Chapman & Flanagan, Ltd. arising out of the Elast and/or PTS Business, totaling approximately $60,000.00, as of the date hereof;

(c) all other Liabilities (excluding the Elast Retained Liabilities) relating to any unpaid consultant and/or labor bills relating to the lab in San Diego, whether existing on the date hereof or arising at any time or from time to time after the date hereof, and whether based on circumstances, events or actions arising heretofore or hereafter, whether or not such Liabilities shall have been disclosed herein, and whether or not reflected on the books and records of PTS or the Balance Sheet.

                                   Schedule B

                           Elast Retained Liabilities

Elast shall retain, pay and discharge 50% (Fifty Percent) of all other contractual and other Liabilities (not set out in Schedule A) arising out of or relating to the Elast Business, including:

(a) any and all accounting fees for the period 2001 through 2002, including but not limited to the accounting fees of Kelly & Company;

(b) any and all legal fees arising out of the litigation concerning Jeffrey Stone and Crescent Partners, LP in the Texas District Court;

(c) all liabilities that are reflected, disclosed or reserved for on the Balance Sheet, as such Liabilities may be increased or decreased in the operation of the Elast Business from the date of the Balance Sheet through the Distribution Date in the ordinary course of business consistent with past practice; and

(d) all other Liabilities relating to the Elast Business, whether existing on the date hereof or arising at any time or from time to time after the date hereof, and whether based on circumstances, events or actions arising heretofore or hereafter, whether or not such Liabilities shall have been disclosed herein, and whether or not reflected on the books and records of PTS or the Balance Sheet.

                             PTS Retained Liabilities

PTS shall retain, pay and discharge 50% (Fifty Percent) of all other contractual and other Liabilities (not set out in Schedule A) arising out of or relating to the Elast Business and/or any of the past or present facilities of PTS and/or Elast or any of its Subsidiaries used primarily in connection with the Elast Business and/or PTS Retained Business, including:

(a) any and all accounting fees for the period 2001 through 2002, including but not limited to the accounting fees of Kelly & Company;

(b) any and all legal fees arising out of the litigation concerning Jeffrey Stone and Crescent Partners, LP in the Texas District Court;

(c) all liabilities that are reflected, disclosed or reserved for on the Balance Sheet, as such Liabilities may be increased or decreased in the operation of the Elast Business an/or the PTS Retained Business from the date of the Balance Sheet through the Distribution Date in the ordinary course of business consistent with past practice; and

(b) all other Liabilities relating to the Elast Business and/or PTS Retained Business, whether existing on the date hereof or arising at any time or from time to time after the date hereof, and whether based on circumstances, events or actions arising heretofore or hereafter, whether or not such Liabilities shall have been disclosed herein, and whether or not reflected on the books and records of PTS or Elast or the Balance Sheet through the Distribution Date.


EXHIBIT 99.2

                                   AMENDMENT
                                       TO
                     SEPARATION AND DISTRIBUTION AGREEMENT

This Amendment is entered this _____ day of August, 2002, between PTS, Inc., a corporation organized under the laws of the State of Nevada ("PTS") and Elast Technologies Corporation, a corporation organized under the laws of the State of Delaware ("Elast") to the Separation and Distribution Agreement dated June 25, 2002 (the "Agreement").

     WHEREAS, the parties wish to amend certain provisions of the Agreement.

     NOW THEREFORE, the corporate parties hereto, in consideration  of
the   mutual  agreement  hereinafter  contained  and  promises  herein expressed, do hereby agree as follows:

     1. That paragraph under Article I, entitled DISTRIBUTION DATE, shall be restated to change the contemplated Distribution Date from June 25, 2002 to a date on or about December 31, 2002, but it could be delayed by mutual agreement of the parties and shall be restated in its entirety as follows:

                               ARTICLE I
                              DEFINITIONS

          DISTRIBUTION DATE: The date determined by the PTS Board as the date on which the Distribution shall be effected, which Distribution Date is contemplated by the PTS Board to occur on or about December 31, 2002, but it could be delayed by mutual agreement of the parties.

     2. That all other terms and conditions of the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the corporate parties hereto have caused this Amendment to be executed by their respective officers, hereunto duly authorized, and entered into as of the date first above written.



           PTS, Inc.                   Elast Technologies Corporation


By:      ---------------------         By: ----------------------------
         Peter Chin, President             Thomas F. Krucker, President