Form 10KSB
period 2002-12-31
PTS INC/NV/
filed 2003-05-23
CIK 1080924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-25485

PTS, INC.
 (Name of small business issuer in its charter)

Nevada	88-0380544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3220 Westleigh Ave.; Las Vegas, NV 89102
(Address of principal executive offices) Zip Code

Registrant's telephone number, including area code: (702) 210-1881

Title of each class
Name of Each Exchange on Which Registered
None
_________________

Securities to be registered under Section 12(g) of the Act:
Common Stock, $0.001par value (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports,and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenue for its most recent fiscal year: $0

The aggregate market value of the common stock held by non-affiliates based upon the closing price of such stock as of May 15, 2003 was $211,991.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Check weather the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the issuer's common stock as of December 31, 2002 was 22,058,626 shares

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Development of the Company.

The company was incorporated in the state of Nevada on November 5, 1996 under the name Med Mark, Inc. In 1998, Elast Technologies Corporation, a Delaware corportion, ("Elast Delaware") merged with and into Elast Merger, Inc., a Nevada corporation, which was a wholly owned subsidiary of Med Mark, Inc. On or about June 29, 1998, the company filed a Certificate of Amendment to its articles of incorporation changing its name to Elast Technologies, Inc. Pursuant to an acquisition agreement entered into on June 11, 2001, Elast Technologies, Inc. acquired one hundred percent of the issued and outstanding shares of common stock of PTS, Inc. ("PTS"), a Nevada corporation, from the shareholders of PTS, in exchange for a total of 450,000 shares of common stock. Subsequent to this acquisition, the company's name was changed to PTS, Inc. The executive offices of the company are located 3220 Westleigh Ave., Las Vegas, Nevada 89102. The company's telephone number is (702) 210-1881

On or about June 30, 1998, the company acquired all of the issued and outstanding capital stock of Elast Delaware and, as specified above, changed the company's name from Med Mark, Inc. to Elast Technologies, Inc. The company entered into a licensing agreement with Dr. Robert D. Milne and acquired the rights to develop, test, manufacture, and market Dr. Milne's patented allergy-testing device ("ELAST Device", U.S. Patent No. 5413113, issued on or about May 9, 1995). Dr. Milne is a board-certified family practice physician with extensive experience in allergy testing and preventative medicine. The company has not spent significant amounts of time or expense during its last two fiscal years on research and development activities relating to the ELAST Device or any other products.
Effective June 2001, the company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS. PTS was inactive until June 2001. PTS' only asset was a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of its common stock. The outstanding balance of the note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity.

Effective July, 2001 the company issued 20,000,000 shares of common stock, valued at $2,000,000, to acquire 70% of the issued and outstanding common shares of PTS Hong Kong Ltd. ("PTS HK"). The principal assets of PTS HK consists of an agreement with Shanghai Information Investment Technology Development, Inc, a subsidiary of Shanghai Information Investment, Inc., to do business, participate with, acquire, and/or Joint Venture with various business in Mainland China. The license had a fair market value of $2,000,000 at the date of issuance and has been fully impaired at December 31, 2001, due to the uncertainty of the ultimate realization of the carrying amount of the asset.

Business of the Company.

The company was engaged in the development of two separate diagnostic tools: Its allergy testing device and its chiropractic outcome-measuring instrument. These instruments stem from the company's identification of commercial applications for worldwide patents secured by Robert D. Milne, M.D. A primary application is the innovative Electronic Allergo Sensitivity Test ("ELAST Device"). The ELAST Device is a non-invasive medical tool designed to accurately diagnose allergies, as well as food and chemical sensitivities. The company holds the patents, trademarks and legal rights to manufacture and sell and lease its electronic allergy-testing device and is continually striving to achieve refinement of its prototype.

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

Operating and Manufacturing

The company has presently put the research of the non-invasive allergy testing on hold due to the test results in 2000 indicating that this application is not feasible without extensive additional research. However, the testing indicated that the basic technology might have an application in chiropractic medical procedures.

The initial testing of The Life Force Analyzer chiropractic device was satisfactory and the company had 25 units of the device manufactured; however, with further trial testing, the company found that certain parts of the device need to be replaced and further testing will be needed before delivery to a select group of chiropractic medical practitioners. The operating plan was to develop the production device as a stand-alone unit, which is user-friendly and fully self-contained. Research on the chiropractic device has also been suspended.

Separation and Distribution Agreement

On June 25, 2002 the company and its wholly owned subsidiary, Elast Delaware entered into a Separation and Distribution Agreement, subject to finalization of debt allocations and mutual Board of Directors approval, through which PTS intends to spin off Elast Delaware by distributing to its shareholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by shareholders of record on June 25, 2002. After the spin off Elast Delaware will be a separate company, no longer owned by PTS.

On August 30, 2002 PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. According to the amended agreement. The distribution date may be delayed by mutual consent of the parties. The distribution date has in fact been delayed by mutual consent of the parties until further notice.

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its current products. It would then concentrate on its real estate development activities and potential investments in companies located in China which develop and market information and technology based software and hardware applications, along with other merger or business opportunities.

Employees.

PTS currently has 1 employee. Management has and is using consultants for business, accounting, engineering and legal services until anticipated revenues become realized. Further, the company plans to make extensive use of licensing and manufacturing agreements with third parties.

Compliance with Environmental Laws.

The company's management believes that no toxic or hazardous materials will be byproducts of the manufacturing processes of the ELAST Device; accordingly, management of the company believes that the company will not incur unforeseen material expenditures related to the cost of compliance with applicable environmental laws, rules or regulations. The company believes that it is presently in compliance with all applicable federal, state, and local environmental laws, rules and regulations. Furthermore, in the event the company licenses the manufacturing rights of the ELAST Device to third parties, the company will not become subject to any such restrictions. However, at some time in the future, the research, development, manufacturing and production processes of the company may involve the controlled use of hazardous materials. The company may be subject to various laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and certain waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property.

ITEM 3. LEGAL PROCEEDINGS

The company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against it has been threatened. Additionally, to the best of our knowledge, none of our officers, directors or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to the company nor do any of the foregoing individuals have a material interest adverse to the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of the Company's fiscal year ending December 31, 2002.

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

Price Range of Common Stock

Our common stock trades on the OTC Bulletin Board under thesymbol [ENSG]. The following table sets forth the range of the high and low sales prices per shareof our common stock for the fiscal quarters indicated, as reported by OTC.

Quarter Ended                   High*         Low*

March 31, 2001                1.03          0.13
June 30, 2001                   0.31          0.05
September 30, 2001          2.80         0.50

Quarter Ended                   High*         Low*

December 31, 2001          0.63          0.08
March 31, 2002                0.25          0.08
June 30, 2002                   0.20          0.05
September 30, 2002          0.09         0.02
December 31, 2002          0.05          0.01

Source: Yahoo

* Over the counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

As of May 15, 2003 there were approximately 245 holders of record of common stock.

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

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practicesin connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

  a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
  a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
  a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
  a toll-free telephone number for inquiries on disciplinary actions;
  definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
  such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

  the bid and offer quotations for the penny stock;
  the compensation of the broker-dealer and its salesperson in the transaction;
  the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
  monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

Management's Discussion And Plan Of Operation

Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this prospectus have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policy and Estimates.

Our management's discussion and analysis of financial condition and results of operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishments of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, the company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decisions, if any.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123. "Accounting for Stock Based Compensation". SFAS No. 148 provides for the use of alternative methods of transition for voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim period beginnings after December 15, 2002. The company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations.

General Overview

The company was engaged in the development of two separate diagnostic tools: its allergy testing device and its chiropractic outcome-measuring instrument. Research and development of the company's products has been suspended, and the company is currently exploring the possibility of entering the real estate development business.

As a development stage company, we have incurred net losses since inception through December 31, 2002 of approximately $ 11,450,124. To date the company has not generated revenues from the commercialization of any products.

The company does not anticipate significant expenditures on acquisition or development of other products during this year.

It will be necessary to raise funds to resume the development of the company's products chiropractic device. The company may not able to raise the necessary funds to complete development of its products.

On June 25, 2002 the company and its wholly owned subsidiary, Elast Delaware entered into a Separation and Distribution Agreement, subject to finalization of debt allocations and mutual Board of Directors Approval, through which PTS intends to spin off Elast Delaware. As a result of this agreement, upon consummation PTS would no longer be involved in the development of its current products. All assets related to the development of its medical devices will be transferred to or retained by Elast Delaware.

The company is continuing its efforts to acquire certain companies in China, the acquisition of which the company believes will be accretive and complimentary to the company's existing business efforts. The company is also pursuing potential reverse merger opportunities as well as other potential business opportunities that may become available through related parties. As no formal agreements have been completed, there exists the possibility that the contemplated opportunities will not be consummated.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has no established source of revenue, has experienced net operating losses of $11,450,124 since inception, and a current net loss from operations of $474,699, a working capital deficiency of $743,531 and has a negative cash flow from operations of $1,255. These factors raise substantial doubt about the company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the company to continue as a going concern.

The company has suspended development and testing of its principal products. The company does not anticipate significant expenditures on acquisition or development of other products during this year. The company is continuing its efforts to acquire certain companies in China, the acquisition of which the company believes will be accretive and complimentary to the company's existing business efforts. The company is also pursuing potential reverse merger opportunities as well as other potential business opportunities that may become available through related parties. As no formal agreements have been completed, there exists the possibility that the contemplated opportunities will not be concluded. Additionally, the company intends to implement a real estate development business plan.

It will be necessary to raise funds to consummate potential acquisitions and implement its real estate development plan. The company may not be able to raise the necessary funds to accomplish either of these plans.

Results of Operations

Comparison of the Year Ended December 31, 2002 with the Year Ended December 31, 2001.

Overall expenses decreased by $5,211,354 to $474,699 in 2002 from $5,686,053 in 2001. Research and development activities were suspended in 2001. Research and development decreased by $80,027 to $0 in 2002. Changes in items included in General and Administrative expenses are as follows: Officers' compensation increased by $89,475 to $144,000 in 2002 from $54,525 in 2001; there was no expense for consulting services in 2002, compared to $2,664,762 of consulting expense in 2001; professional fees increased by $58,631 to $147,654 in 2002 from $89,023 in 2001; other expenses, including investor relations, travel, entertainment and other, decreased by $663,279 to $134,437 in 2002 from $797,716 in 2001.

Non-cash expenses consisted of asset impairments of $ 48,608 in 2002 and $2,000,000 in 2001, stock compensation expense of $2,172.493 in 2001 as compared to a recovery due to cancellation of $6,000 in 2002 and depreciation of $21,235 in 2001 and $15,900 in 2002.

Liquidity and Capital Resources.

At December 31, 2002, the company had no cash and equivalents. Our only external source of liquidity has been from the sale of our capital stock. There were no sales of capital stock in 2002, compared to $412,257 in 2001.

Over the past three years, the company incurred significant operating losses and utilized significant amounts of cash to fund operations. The company is in a critical stage in its transition from the development of its medical related products to the real estate development business, or the acquisition of operating businesses. The company will continue to seek sources of financing to facilitate this transition.

ITEM 7. FINANCIAL STATEMENTS.

PTS, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

PTS, INC.
(A Development Stage Company)

INDEX

PAGE
Independent Auditor's Report	1
Independent Auditor's Report	2
Consolidated Balance Sheets as of December 31, 2002 and 2001	3
Consolidated Statements of Operations for the Years ended December 31, 2002 and 2001 and for the Period from June 12, 1996 (inception) to December 31, 2002	4

Consolidated Statement of Stockholders' Deficiency for the Period from June 12, 1996 (inception) to December 31, 2002	5-12

Consolidated Statements of Cash Flows for the Years ended December 31, 2002 and 2001 and for the Period from June 12, 1996 (inception) to December 31, 2002	13-14

Notes to the Consolidated Financial Statements as of December 31, 2002 and 2001	15-25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PTS, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of PTS, Inc. (A Development Stage Company) as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTS, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss from operations of $474,699, negative cash flow from operations of $1,255 and has a working capital deficiency of $743,531 and a net stockholders' deficiency of $743,531 as of December 31, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinberg & Company, P.A.

Weinberg & Company, P.A.
Los Angeles, California
May 19, 2003

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 13 to the financial statements, the Company has suffered losses since inception during its developmental operations, has negative working capital, and the implementation of its business plan has been limited by its ability to raise necessary operating capital through the sale of its common stock. The Company's future operations is are dependent, in part, upon its ability to raise sufficient capital to pay its obligations as they come due, complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is partially described in Note 13. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
Certified Public Accountants
New York, New York
May 10, 2002

PTS, INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001

	December 31,

	2002	2001
ASSETS

CURRENT ASSETS
Cash	$ -	$ 1,255

Total current assets	-	1,255

Equipment, net of accumulated depreciation
of $35,257 in 2001	-	64,508
Other assets	-	2,922

TOTAL ASSETS	$ -	68,685

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable - trade	$ 364,422	$ 146,379
Accrued payroll taxes	88,638	88,638
Due to related parties	253,499	74,500
Short-term notes payable	22,000	22,000
Deposit payable	14,972	-

Total current liabilities	743,531	331,517

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value; 25,000,000 shares
authorized; 22,058,626 and 22,250,626 shares issued and outstanding	22,059	22,259
in 2002 and 2001, respectively
Additional paid-in-capital	11,030,914	11,036,714
Additional paid-in-capital for warrants	205,000	205,000
Deficit accumulated during the development stage	(11,450,124)	(10,975,425)

	(192,151)	288,548
Stock subscription receivable	(551,380)	(551,380)

Total stockholders' deficiency	(743,531)	(262,832)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ -	$ 68,685

The accompanying notes are an integral part of the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements

PTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

			Period from
			June 12, 1996
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2002	2001	2002

Revenue	$ -	$ -	$ -

Operating costs and expenses
General and operating expenses	426,091	3,606,026	8,376,114
Research and development	-	80,027	949,011
Debt conversion expense	-	-	115,284
Impairment of assets	48,608	2,000,000	2,048,608

Total operating costs and expenses	474,699	5,686,053	11,489,017

Other Income (Expense)
Interest income	-	23,073	63,344
Interest expense	-	-	(24,451)

Total other income	-	23,073	38,893

Net loss	$ (474,699)	$ (5,662,980)	$ (11,450,124)

Loss per common share - basic and diluted	$ (0.03)	$ (0.41)

Weighted average shares outstanding,
basic and diluted	22,225,293	13,905,273

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

						Deficit	Less:
					Detachable	Accumulated	Common
	Common Stock			Additional	Stock	During the	Stock
			Price per	Paid-in	Purchase	Development	Subscription
	Shares	Amount	share	Capital	Warrants	Stage	Receivable	Total

Balance, June 12, 1996 (inception)	-	$ -	-	$ -	-	$ -	$ -	$ -
Shares issued for medical device license	320,019	320	-	480	-	-	-	800
Shares issued for legal services	2,133	2	3.15	6,717	-	-	-	6,719
Expenses paid by shareholder	-	-	-	4,167	-	-	-	4,167
Shares issued in private placement	54,667	55	3.78	204,945	-	-	(10,000)	195,000
Net loss	-	-	-	-	-	(38,309)	-	(38,309)

Balance, December 31, 1996	376,819	377	-	216,309	-	(38,309)	(10,000)	168,377
Expenses paid by shareholder	-	-	-	1,500	-	-	-	1,500
Net loss	-	-	-	-	-	(62,722)	-	(62,722)

Balance, December 31, 1997	376,819	377	-	217,809	-	(101,031)	(10,000)	107,155
Shares issued in reorganization	122,000	122	-	30,604	-	-	-	30,726
Shares sold in private placement	39,400	39	5.00	196,961	-	-	-	197,000
Payment of subscription receivable	-	-	-	-	-	-	10,000	10,000
Shares issued in exercise of warrants	50,664	51	3.75	189,939	-	-	-	189,990
Shares issued to consultant	100,747	101	3.75	377,697	-	-	-	377,798
Shares issued for services	27,000	27	15.09	407,338	-	-	-	407,365

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

						Deficit	Less:
					Detachable	Accumulated	Common
	Common Stock			Additional	Stock	During the	Stock
			Price per	Paid-in	Purchase	Development	Subscription
	Shares	Amount	share	Capital	Warrants	Stage	Receivable	Total

Shares issued to shareholder to correct issuance error	1,334	$ 1	-	$ (1)	$ -	$ -	$ -	$ -
Net loss	-	-	-	-	-	(1,102,374)	-	(1,102,374)

Balance, December 31, 1998	717,964	718	-	1,420,347	-	(1,203,405)	-	217,660
Shares sold in private placement	20,590	21	14.97	308,229	-	-	-	308,250
Shares sold in private placement	50,000	50	10.00	294,932	205,000	-	-	499,982
Shares issued for consulting services	2,613	2	15.36	40,150	-	-	-	40,152
Shares issued research and development activities	5,000	5	14.80	73,995	-	-	-	74,000
Net loss	-	-	-	-	-	(976,928)	-	(976,928)

Balance, December 31, 1999	796,167	796	-	2,137,653	205,000	(2,180,333)	-	163,116
Shares sold in registered offering	18,333	18	14.00	256,650	-	-	-	256,668
Shares sold in a registered offering	9,000	9	11.11	99,991	-	-	-	100,000
Shares issued in investor relation services	5,000	5	17.69	88,445	-	-	-	88,450
Shares issued in investor relation services	5,000	5	23.13	115,620	-	-	-	115,625
Shares issued in investor relation services	640	1	24.38	15,600	-	-	-	15,601
Shares issued to officer for compensation	12,500	13	21.25	265,613	-	-	-	265,626

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

						Deficit	Less:
					Detachable	Accumulated	Common
	Common Stock			Additional	Stock	During the	Stock
			Price per	Paid-in	Purchase	Development	Subscription
	Shares	Amount	share	Capital	Warrants	Stage	Receivable	Total

Shares issued to officer for compensation	1,900	$ 2	$ 12.65	$ 24,033	$ -	$ -	$ -	$ 24,035
Shares subject to litigation	26,600	27		(27)	-	-	-	-
Shares issued in settlement of a dispute	4,000	4	7.10	28,396	-	-	-	28,400
Shares issued in investor relation services	13,800	14	7.17	98,986	-	-	-	99,000
Shares issued in investor relation services	30,000	30	7.23	216,870	-	-	-	126,900
Shares sold in private placement	5,000	5	10.00	49,995	-	-	-	50,000
Shares issued for research and development consulting	10,000	10	5.00	49,990	-	-	-	50,000
Shares issued in investor relation services	15,000	15	9.00	134,985	-	-	-	135,000
Shares issued for legal services	10,000	10	9.00	89,990	-	-	-	90,000
Shares issued for debt conversion	50,000	50	11.77	588,552	-	-	-	588,602
Shares sold in a registered offering	5,000	5	5.00	24,995	-	-	-	25,000
Shares issued in investor relation services	40,000	40	4.20	167,960	-	-	-	168,000
Shares issued in investor relation services	34,000	34	8.75	297,465	-	-	-	297,499
Shares sold in a registered offering	5,000	5	5.00	24,995	-	-	-	25,000
Shares issued in investor relation services	2,500	3	7.81	19,522	-	-	-	19,525
Shares sold in a registered offering	6,429	6	3.50	22,494	-	-	-	22,500

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

						Deficit	Less:
					Detachable	Accumulated	Common
	Common Stock			Additional	Stock	During the	Stock
			Price per	Paid-in	Purchase	Development	Subscription
	Shares	Amount	Share	Capital	Warrants	Stage	Receivable	Total

Shares sold in a registered offering	6,061	$ 6	$ 3.30	$ 19,994	$ -	$ -	$ -	$ 20,000
Shares sold in a registered offering, net of $10,080 commission	21,938	22	2.74	60,098	-	-	-	60,120
Shares sold in a registered offering, net of $1,500 commission	4,762	5	1.78	8,495	-	-	-	8,500
Shares sold in a registered offering, net of $3,000 commission	11,111	11	1.53	16,988	-	-	-	16,999
Shares sold in a registered offering, net of $300 commission	1,081	1	1.57	1,699	-	-	-	1,700
Shares sold in a registered offering, net of $1,500 commission	5,333	5	1.59	8,495	-	-	-	8,500
Shares issued in investor relation services	7,500	8	2.50	18,742	-	-	-	18,750
Shares sold in a registered offering, net of $2,250 commission	12,000	12	1.06	12,738	-	-	-	12,750
Shares sold in a registered offering, net of $3,150 commission	15,000	15	1.19	17,835	-	-	-	17,850
Shares sold in a registered offering for notes receivable	260,000	260	0.35	90,740	-	-	(91,000)	-
Shares sold in a registered offering	10,000	10	0.68	6,740	-	-	-	6,750
Shares sold in a registered offering	10,000	10	0.70	6,990	-	-	-	7,000
Shares sold in a registered offering	5,000	5	0.75	3,745	-	-	-	3,750
Shares sold in a registered offering	26,000	26	0.70	18,149	-	-	-	18,175
Shares sold in a registered offering	10,000	10	0.65	6,490	-	-	-	6,500
Shares issued for legal services	100,000	100	0.56	55,900	-	-	-	56,000
Net loss	-	-		-	-	(3,132,112)	-	(3,132,112)

Balance, December 31, 2000	1,611,655	1612		5,172,611	205,000	(5,312,445)	(91,000)	(24,222)

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

						Deficit	Less:
					Detachable	Accumulated	Common
	Common Stock			Additional	Stock	During the	Stock
			Price per	Paid-in	Purchase	Development	Subscription
	Shares	Amount	share	Capital	Warrants	Stage	Receivable	Total

Balance, December 31, 2000	1,611,655	$ 1,612		$ 5,172,611	$ 205,000	$ (5,312,445)	$ (91,000)	$ (24,222)
Shares sold in a registered offering during the three months ended March 31, 2001	10,000	10	1.00	9,990				10,000
Shares sold in a registered offering during the three months ended March 31, 2001	278,000	278	0.50	138,722				139,000
Shares sold in a registered offering during the three months ended March 31, 2001	122,500	123	0.40	48,877				49,000
Shares sold in a registered offering during the three months ended March 31, 2001	128,158	128	0.35	44,727				44,855
Shares sold in a registered offering during the three months ended March 31, 2001	66,875	67	0.32	21,333				21,400
Shares sold in a registered offering during the three months ended March 31, 2001	16,667	17	0.30	4,983				5,000
Shares sold in a registered offering during the three months ended March 31, 2001	20,000	20	0.25	4,980				5,000
Shares sold in a registered offering during the three months ended March 31, 2001	60,000	60	0.17	9,942				10,002
Shares sold in a registered offering during the three months ended March 31, 2001	62,500	63	0.16	9,937				10,000
Shares issued for services during the three months ended March 31, 2001	41,666	42	0.53	22,091				22,133
Shares issued for services during the three months ended March 31, 2001	269,285	269	0.48	109,083				109,352
Shares issued for services during the three months ended March 31, 2001	50,000	50	0.44	21,825				21,875
Shares issued for services during the three months ended March 31, 2001	160,715	161	0.28	45,032				45,193
Shares issued for services during the three months ended March 31, 2001	121,500	122	0.25	30,253				30,375
Shares issued for services during the three months ended March 31, 2001	159,375	159	0.19	29,724				29,883

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

						Deficit	Less:
					Detachable	Accumulated	Common
	Common Stock			Additional	Stock	During the	Stock
			Price per	Paid-in	Purchase	Development	Subscription
	Shares	Amount	share	Capital	Warrants	Stage	Receivable	Total

Shares subscribed during the three months ended March 31, 2001	750,000	$ 750	$ 0.47	$ 349,250	$		(350,000)	$ -
Shares sold in a registered offering during the three months ended June 30, 2001	66,667	67	0.15	9,933				10,000
Shares sold in a registered offering during the three months ended June 30, 2001	100,000	100	0.10	9,900				10,000
Shares sold in a registered offering during the three months ended June 30, 2001	150,000	150	0.08	11,850				12,000
Shares sold in a registered offering during the three months ended June 30, 2001	83,333	83	0.06	4,917				5,000
Shares sold in a registered offering during the three months ended June 30, 2001	100,000	100	0.05	4,900				5,000
Shares sold in a registered offering during the three months ended June 30, 2001	200,000	200	0.03	5,800				6,000
Shares issued for services during the three months ended June 30, 2001	61,000	61	0.66	40,199				40,260
Shares issued for services during the three months ended June 30, 2001	270,000	270	0.38	100,980				101,250
Shares issued for services during the three months ended June 30, 2001	100,000	100	0.31	30,900				31,000
Shares issued for services during the three months ended June 30, 2001	575,500	576	0.21	120,279				120,855
Shares issued for services during the three months ended June 30, 2001	775,000	775	0.18	138,725				139,500
Shares issued for services during the three months ended June 30, 2001	125,000	125	0.12	14,875				15,000
Shares issued for services during the three months ended June 30, 2001	325,000	325	0.08	25,675				26,000
Shares issued for services during the three months ended June 30, 2001	600,000	600	0.06	35,400				36,000

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

							Deficit	Less:
						Detachable	Accumulated	Common
		Common Stock			Additional	Stock	During the	Stock
				Price per	Paid-in	Purchase	Development	Subscription
		Shares	Amount	share	Capital	Warrants	Stage	Receivable	Total

Shares issued for services during the three months ended June 30, 2001		225,000	225	0.10	22,275				22,500
Reverse Stock Split 1:20 on June 30, 2001		(7,301,126)	(7,304)		7,304				-

Balance,	June 30, 2001 (Post stock-split)	384,270	384		6,657,272	205,000	(5,312,445)	(441,000)	1,109,211
Shares sold in a registered offering during the three months ended Sept 30, 2001		60,000	60	0.83	49,940				50,000
Shares sold in a registered offering during the three months ended Sept 30, 2001		24,096	24	0.83	19,976				20,000
PTS - Hong Kong asset purchase acquisition		20,000,000	20,000	0.10	1,980,000				2,000,000
Shares issued for services during the three months ended September 30, 2001		246,725	247	2.45	604,229				604,476
Stock subscription		450,000	450	2.11	949,550			(950,000)	-
Shares issued for services during the three months ended September 30, 2001		50,000	50	1.01	50,450				50,500
Shares issued for services during the three months ended September 30, 2001		205,333	205	0.95	194,861				195,066
Shares issued for services during the three months ended September 30, 2001		25,000	25	0.85	21,225				21,250
Shares issued for services during the three months ended September 30, 2001		375,000	375	0.80	299,625				300,000
Shares issued for services during the three months ended September 30, 2001		10,000	10	0.72	7,190				7,200
Shares issued for services during the three months ended September 30, 2001		95,000	95	0.67	63,555				63,650
Shares issued for services during the three months ended September 30, 2001		60,000	60	0.55	32,940				33,000

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2002

							Deficit	Less:
						Detachable	Accumulated	Common
		Common Stock			Additional	Stock	During the	Stock
				Price per	Paid-in	Purchase	Development	Subscription
		Shares	Amount	share	Capital	Warrants	Stage	Receivable	Total

Shares issued for services during the three months ended December 31, 2001		20,000	20	0.45	8,980				9,000
Shares issued for services during the three months ended December 31, 2001		50,000	50	0.43	21,450				21,500
Shares issued for services during the three months ended December 31, 2001		220,000	220	0.40	87,780				88,000
Cancelled share issuances - various		(16,798)	(16)	0.70	(12,309)				(12,325)
Net loss			-		-		(5,662,980)		(5,662,980)
Payments made to subscription receivable			-		-			398,620	398,620
Subscription receivable written-off			-		-			91,000	91,000
Subscription receivable settled with services			-					350,000	350,000

Balance,	December 31, 2001	22,258,626	22,259		11,036,714	205,000	(10,975,425)	(551,380)	(262,832)

Cancellation of shares October 2002		(200.000)	(200)		(5,800)				(6,000)
Net Loss							(474,699)		(474,699)

Balance December 31, 2002		22,058,626	$ 22,059		$11,030,914	$ 205,000	$ (11,450,124)	$ (551,380)	$ (743,531)

The accompanying notes are an integral part of the consolidated financial statements.

PTS

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			Period from
			June 12, 1996
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2002	2001	2002
Cash flows from operating activities:
Net loss	$ (474,699)	$ (5,662,980)	$ (11,450,124)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	15,900	21,235	52,649
Issuance of shares for services	(6,000)	2,172,493	4,760,935
Impairment of assets	48,608	2,000,000	2,048,608
Bad debt expense	-	104,425	104,425
Expenses paid by officer	34,999	4,500	39,499
Subscription receivable settled with services	-	350,000	350,000
Loss on sale of asset	-	-	2,608
Debt conversion expense	-	-	115,284
Decrease (increase) in assets:
Advances to officer	-	-	(26,893)
Other assets	2,922	-	-
Increase (decrease) in liabilities:
Accounts payable - trade	218,043	121,626	394,422
Due to related parties	144,000	36,000	184,000
Accrued payroll taxes	-	9,000	111,125
Deposit payable	14,972	-	14,972

Cash used in operating activities	(1,255)	(843,701)	(3,298,490)

Cash flows from investing activities:
Purchase of equipment	-	(7,115)	(85,866)
Sale of property and equipment	-	-	5,000
Cash used in investing activities	-	(7,115)	(80,866)
	-
Cash flows from financing activities:
Proceeds from issuance of convertible debt	-	-	450,832
Payments on capital lease obligations	-	-	(8,732)
Acquisition of MedMark, Inc.	-	-	30,726
Proceeds from the exercise of warrants	-	-	189,990
Payment of common stock subscription receivable	-	398,620	408,620
Proceeds from issuance of common stock	-	412,257	2,280,253
Proceeds from issuance of note	-	25,000	25,000
Payments on note	-	(3,000)	(3,000)
Contribution to additional paid-in capital	-	-	5,667

Cash provided by financing activities	-	832,877	3,379,356

Net decrease in cash	(1,255)	(17,939)	-

Cash at beginning of period	1,255	19,194	-

Cash at end of period	$ -	$ 1,255	$ -
The accompanying notes are an integral part of the consolidated financial statements

PTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
			Period from
			June 12, 1996
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2002	2001	2002

SUPPLEMENTAL SCHEDULE OF CASH FLOW
INFORMATION:
Interest paid	$ -	$ -	$ 1,375

Income taxes paid	$ -	$ -	$ 1,973

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
Assets acquired in non-cash transactions	-	2,000,000
Issuance of common stock for notes receivable	-	1,300,000
Liabilities assumed by officer	-	13,468

The accompanying notes are an integral part of the consolidated financial statements.

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Operations

PTS, Inc. (a company in the development stage since its formation on June 12, 1996) (the "Company") has a limited operating history with no revenues and no products or operable technology ready for the market. The Company was engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product, or alternatively, to develop a new business plan. This new plan would involve real estate development. Development of the medical device has been suspended at this time. Management's plans are discussed further in the Going Concern portion of Note 1.

On June 25, 2002 the Company and its wholly owned subsidiary, Elast Technologies Corporation (a Delaware corporation) ("Elast Delaware") entered into a Separation and Distribution Agreement through which PTS intends to spin off Elast Delaware by distributing to its stockholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by stockholders of record on June 25, 2002. After the spin off Elast Delaware will be a separate company, no longer owned by PTS. On August 30, 2002 PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. Pursuant to the amended agreement, the distribution date has been delayed by mutual consent of the parties, subject to finalization of debt allocations and mutual Board of Directors approval.

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its current products. It would then concentrate on its real estate development activities and potential investments in companies located in China, which develop and market information and technology based software and hardware applications,

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

along with other merger or business opportunities. Pursuant to the agreement, Elast Delaware will assume certain liabilities, the amount of which has yet to be finalized, which are included in the December 31, 2002 balance sheet.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $11,450,124 since inception, had a net loss of $474,699 and a negative cash flow from operations of $1,255 for the year ended December 31, 2002, and has a working capital deficiency and stockholders deficiency of $743,531 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has suspended development and testing of its principal products. The Company does not anticipate significant expenditures on acquisition or development of other products during this year. The Company is continuing its efforts to acquire certain companies in China, the acquisition of which the Company believes will be accretive and complimentary to the Company's existing business efforts. The Company is also pursuing potential reverse merger opportunities as well as other potential business opportunities that may become available through related parties. As no formal agreements have been completed, there exists the possibility that the contemplated opportunities will not be concluded. Additionally, the Company intends to implement a real estate development business plan.

It will be necessary to raise funds to consummate potential acquisitions and implement its real estate development plan. The Company may not be able to raise the necessary funds to accomplish either of these plans.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries Elast Delaware and PTS Hong Kong Ltd. ("PTS PTS, INC.

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

HK"). All significant intercompany transactions have been eliminated. Elast Delaware and PTS HK were inactive in 2002.

Equipment

Equipment was recorded at cost and depreciated using the straight-line method over the expected useful lives. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized. The Company's property and equipment consists of equipment, computers and software with expected useful lives of 3 - 5 years.

Research and Development Costs

Research and development costs are charged to operations are they are incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount of which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell (see Note 2).

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

DECEMBER 31, 2002 AND 2001

Disclosures about Fair Value of Financial Instruments

The carrying amount of the Company's financial instruments, which include cash, account payable-trade, due to related parties, notes payable and deposits payable approximate their fair values at December 31, 2002 and 2001. The stock subscription receivable included in the statement of stockholders' equity is not considered to be a financial instrument.

Stock-Based Compensation

Statement on Accounting Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings (Loss) per Common Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2002 and 2001 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the years ended December 31, 2002 and 2001. As December 31, 2002 and 2001, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire 3,000 shares and 3,250 shares, respectively.

Management Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 financial statement presentation.

Comprehensive Income

The Company has no items of other comprehensive income (loss) for the years ended December 31, 2002 and 2001.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishments of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and, therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decisions, if any.

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123. "Accounting for Stock Based Compensation". SFAS No. 148 provides for the use of alternative methods of transition for voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim period beginnings after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations.

NOTE 2 -     EQUIPMENT

Equipment at December 31, 2002 and 2001 consists of the following:

	2002	2001
Test Equipment	$ -	$61,028
Computers	$ -	$27,963
Computer Software	$ -	$10,774
		$99,765

Less: accumulated deprectiation		(35,257)

Total property and equipment, net	$-	$64,508

Depreciation expense for the years ended December 31, 2002 and 2001 was $15,900 and $23,459, respectively. During the year ended December 31, 2002, the Company recorded an impairment loss on its remaining equipment of $48.608.

NOTE 3 -     INCOME TAXES

Significant components of the Company's deferred income tax assets at December 31, 2002 and 2001 are as follows:

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

	2002	2001
Deferred income tax asset:
Net operating loss carry forward	$ 3,222,000	$ 3,056,000
Impairment expense	561,000	629,000
Total deferred income tax asset	3,783,000	3,685,000
valuation allowance	(3,783,000)	(3,685,000)
Net deferred income tax asset	$ -	$ -

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2001	2000
Tax expense at the U.S. statutory
income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective income tax rate	-%	-%

The Company has determined that there will be significant limitations on the future utilization of the net operating loss carry forward due to the ownership changes in the Company.

NOTE 4 -     RELATED PARTY TRANSACTIONS

Licensing Agreement

In 1996 the Company entered into a licensing agreement with an individual who was an officer and major shareholder through which the Company received the exclusive right to develop, manufacture, and market an allergy detection, non-invasive, medical device. The licensing agreement does not require any royalty payments. The licensing agreement was for a term of five years, with the Company holding options to extend the agreement for two additional five-year terms at no additional cost. The option has been extended by oral agreement.

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Due to Related Party

In 2002 and 2001, an officer and shareholder of the Company paid $34,999 and $4,500, respectively, of operating expenses on behalf of the Company.

At December 31, 2002 and 2001, the Company had accrued $214,000 and $70,000, respectively, of compensation expense due to two officers and stockholders.

NOTE 5 -     COMMITMENTS AND CONTINGENCIES

Employment Taxes

The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions or payroll related taxes to the appropriate governmental agencies. Since inception, the Company paid $1,052,893 in compensation to three of its officers upon which taxes were not withheld nor remitted to the appropriate governmental authorities. If, as a result of not withholding employment taxes, the employees incur an income tax liability that ultimately results in a deficiency, the Company becomes contingently responsible, if the employees cannot or do not satisfy that liability. Since inception, the Company is contingently liable for these taxes, penalties, and interest, which approximate $393,000. The employer portion of the payroll-related taxes, $88,638, has been recorded as a liability by the Company as December 31, 2002 and 2001.

Operating Leases

The Company is not currently obligated under any operating leases. Rent expense for operating leases for the two years ended December 31, 2002 and 2001 was $1,440 and $32,063, respectively.

NOTE 6 -     STOCK-BASED COMPENSATION

During 1999, the Company's Board of Directors adopted a Stock Option Plan and granted options to purchase 750 shares of the Company's common stock to two members of the Board of Directors. The maximum number of shares issuable under the plan may not exceed 500,000 shares. The options were issued with an exercise price of $300 with 250 expiring in July 2002 and 500 expiring in March 2003. As the directors are employees of the Company, the options were accounted for under APB No. 25. The exercise price of the options equaled or exceeded the fair value of the Company's

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

common stock at the date of grant. Consequently, no compensation expense was recognized in connection with the issuance of these options.

The following summarizes information about stock options of the Company granted and outstanding at December 31, 2002:

		Exercise
	Options	Price
Outstanding at beginning of year	750	$ 300
Granted	-	-
Exercised	-	-
Expired	(250)	-
Outstanding at end of year	500	$ 300

Summary information about the Company's options outstanding at December 31, 2002:

Exercise price	$ 300
Options outstanding, December 31, 2002	500
Weighted average remaining contractual life	.25 years
Weighted average exercise price	$ 300
Options exercisable, December 31, 2002	500
Weighted average exercise price	$ 300

NOTE 7 -     STOCK PURCHASE WARRANTS

The Company's private placement offering of stock in 1999 was accomplished with the sale of 2,500 units comprised of one share of common stock and one stock purchase warrants. The stock purchase warrants were immediately exercisable. The stock purchase warrants provide for an exercise price of $480 and expire in July 2004. To date, none of the stock purchase warrants have been exercised. At December 31, 2002 and 2001, 2,500 shares of common stock were reserved for this purpose.

NOTE 8 -     STOCK TRANSACTIONS

Stock Split

On December 12, 2000, the Company's Board of Directors authorized a one-for-ten reverse stock split to stockholders of record on December 22, 2000.

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

On June 1, 2001, the Company's Board of Directors authorized a one-for-twenty reverse stock split to stockholders of record on June 30, 2001. All references in the notes to financial statements to number of shares, weighted average shares, per share amounts, and market prices of the Company's common stock have been adjusted to give retroactive effect for the reverse stock splits.

Shares Issued for Acquisitions

Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS").

PTS was inactive until June 2001. PTS' only asset was a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. The balance of the note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity.

Effective July 2001, the Company issued 20,000,000 shares of common stock, valued at $2,000,000, to acquire 70% of the issued and outstanding common shares of PTS Hong Kong Ltd. ("PTS HK"), a Company controlled by a stockholder. The principle asset of PTS HK consists of an agreement with Shanghai Information Technology Department ("SIIT"), a subsidiary of Shanghai Information Investment, Inc. to do business, participate with, acquire, and/or Joint Venture with various business in Mainland China. The license had a fair market value of $2,000,000 at the date of issuance and has been fully impaired at December 31, 2001, due to the uncertainty of the ultimate realization of the carrying amount of the asset.

Shares Issued for Notes and Services

During the period from January 1, 2001 through December 31, 2001, the Company issued 2,020,712 additional shares of common stock for notes and services received. Shares were issued for the following:

PTS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

	Number of
	Shares	Value
Notes acquired	450,000	$ 950,000
Services:
Investor Relations	1,556,129	2,457,870
Research and development	8,333	50,850
Lawsuit settlement	5,000	8,000
Director compensation	1,250	6,275
Total	1,570,712	2,552,995
Total common stock issued	2,020,712	$ 3,502,995

During 2001, the Company, in private placement offerings, sold an aggregate of 157,331 shares of common stock for proceeds of $412,257.

On December 29, 2000, the Company sold 13,000 common shares for unsecured promissory notes issued by four individuals. The promissory notes and the related interest earned were payable on or before December 29, 2002. The notes were classified as a reduction of stockholders' deficit. As of December 31, 2001, the Company deemed the promissory notes uncollectible and wrote-off the amount as bad debt in the amount of $91,000.

On January 24, 2001, the Company sold 900,000 common shares for an unsecured promissory note. The promissory note and the related interest earned was payable on or before January 23, 2003. The note was classified as a reduction of stockholders' deficit. As of December 31, 2001, the Company settled the note receivable through professional services rendered by the stockholder for the value of $350,000.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 12, 2003, PTS, Inc. (the "Company") dismissed Merdinger, Fruchter, Rosen & Co., P.C. ("MFRC") and replaced it with Weinberg & Company, P.A. ("Weinberg") as the Company's independent accountants engaged to audit its financial statements for the fiscal year ending December 31, 2002. The decision to change accountants was approved by the Company's Board of Directors.

MFRC's reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, however the reports did contain a going concern explanatory paragraph.

During the Company's two most recent fiscal years, and any subsequent interim period preceding such change in accountants, there were no disagreements with MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During the Company's two most recent fiscal years, and any subsequent interim period preceding such change in accountants, neither the Company nor anyone on its behalf consulted Weinberg regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in the preceding paragraph).

The Company has requested that MFRC review the above disclosure and furnish the Company with a letter addressed to the Commission attesting to its agreement with the disclosure or containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein.

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The members of the Board of Directors of PTS serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Peter Chin	55	President/TreasurerDirector

Peter Chin is the President, Treasurer and a director of the Company.

From 1966 through present, Mr. Chin has been involved in various forms of the entertainment industry including film production, and stage entertainment production development and distribution. Concurrent with his entertainment activities, Mr. Chin has been involved in the hospitality industry with investments in hotels and various restaurants. Mr. Chin is a member of seceral boards of directors including Fatchoy, Inc., Global Herbs, Inc., SWI consulting and is the chairman of his own personal holding company.

Audit Committee and Code of Ethics

The Company's Board of Directors has not yet appointed an audit committee. The Company is in the process of taking steps to establish a written code of ethics.

ITEM 10.        EXECUTIVE COMPENSATION

Any compensation received by officers, directors, and management personnel of the company will be determined from time to time by the Board of Directors of the company. Officers, directors, and management personnel of the company will be reimbursed for any out-of-pocket expenses incurred on behalf of the company. Officers' compensation, in the aggregate, increased to $144,000 during the year ended 2002 from $54,525 during the year ended 2001. Compensation to the company's officers is specified on the following chart:

		Cash	Total
	Stock	Compensation	Compensation
	--------	------------	------------

Peter Chin		120,000
Philip Flaherty		24,000
Totals		144,000

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known to the company, as of May 17, 2002, to be a beneficial owner of five percent (5%) or more of the company's common stock, by the company's directors individually, and by all of the company's directors and executive officers as a group.

Ownership of Officers and Directors:

Common Stock	Peter Chin (1)	859,500	3.9%
Common Stock	All directors and officers as a group(1 person)	859,500	3.9%

----------------------------------------

* Denotes less than one percent

(1) Shares of the Company's common stock are held by (i) Peter Chin; and (ii) Peter Chin's spouse, Sandy Chin.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions.

Licensing Agreement

In 1996 the Company entered into a licensing agreement with an individual who was an officer and major shareholder through which the company received the exclusive right to develop, manufacture, and market an allergy detection, non-invasive, medical device (Electronic Allergo-Sensitivity Test Device, U.S. Patent No. 5413113). The licensing agreement does not require any royalty payments. The licensing agreement was for a term of five years, with the Company holding options to extend the agreement for two additional five-year terms at no additional cost. There is an oral agreement extending the license.

Due to Related Parties

In 2001, an officer and shareholder of the Company paid $4,500 of operating expenses on behalf of the Company.

In 2002, an officer and shareholder of the Company paid $34,999 of operating expenses on behalf of the Company.

At December 31, 2002, the Company had accrued $214,000 compensation expense to two officers and shareholders. The amount accrued at December 31, 2001 was $70,000.

ITEM 13.        EXHIBITS.

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

23.1     Merdinger, Fruchter, Rosen & Company,. Inc. Independent's Auditors' Consent. Filed herewith.

99.1     Separation and Distribution Agreement (incorporated by reference to Exhibit 99.1 to the Company's Form 10-QSB filed on November 18, 2002).

99.2     Amendment to Separation and Distribution Agreement (incorporated by reference to Exhibit 99.1 to the Company's Form 10-QSB filed on November 18, 2002).

ITEM 14.        CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc.

By: /s/ Peter Chin
Peter Chin, President, Chief Executive and

       Accounting Officer

Date: May 21, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on dates indicated.

By: /s/ Peter Chin
Peter Chin, Director

Date: May 21, 2003

CERTIFICATION

In connection with the accompanying Annual Report of PTS, Inc. (the "Registrant") on Form 10-KSB for the fiscal year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, Peter Chin, Chief Executive and Accounting Officer of the Registrant, certify that:

1.         I have reviewed this Annual Report;

2.         Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Annual Report;

4.         I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)         evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)         presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.            I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.            I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

By:
Name: Peter Chin

Title: President, Chief Executive and Accounting Officer