Form 10QSB
period 2003-03-31
PTS INC/NV/
filed 2003-06-18
CIK 1080924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB
        QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                           ACT REPORTING REQUIREMENTS

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
                                     2003.

       [   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from  ___ to ___



                                   PTS, INC.
        ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



        Nevada                    000-25485                    88-0380544
-----------------------    ----------------------           -----------------
(State of organization)    Commission File Number)           I.R.S. Employer
                                                            Identification No.

                    3220 Westleigh Ave., Las Vegas, NV 89102
                    (Address of principal executive offices)
         -------------------------------------------------------------
         Issuer's telephone number, including area code (702) 210-1881

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 22,058,626 shares of common stock issued and outstanding as of March 31, 2003.

                          PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS







1
                                   PTS, INC.
                         (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                 March 31,
                                                                   2003
                                                               ------------
               ASSETS

       CURRENT ASSETS                                          $        -
              TOTAL ASSETS                                     $        -

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

       CURRENT LIABILITIES

          Accounts payable - trade                             $  364,422
          Accrued payroll taxes                                    88,638
          Due to related parties                                  293,075
          Short-term notes payable                                 22,000
          Deposits                                                 14,972
                                                               ------------
             Total current liabilities                            783,107
                                                               ------------
       STOCKHOLDERS' DEFICIENCY

      Common stock, $0.001 par value; 250,000,000
       shares authorized; 22,058,626 shares issued and             22,059
       outstanding
      Additional paid-in capital                               11,030,914
      Additional paid-in capital for warrants                     205,000

      Deficit accumulated during the development stage        (11,489,700)
                                                               ------------
                                                                ( 231,727)
          Notes receivable                                      ( 551,380)
                                                               ------------
             Total stockholders' deficiency                      (783,107)
                                                               ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $        -
                                                               ============



The accompanying notes are an integral part of the consolidated financial statements.






2



                                   PTS, INC.
                         (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                                                                      March 5,
                                                                       2001
                                             Three Months Ended     (Inception)
                                                                        to
                                                  March 31,           March 31,
                                             ------------------
                                              2003        2002         2003
                                             -------   --------     -----------
Revenue                                    $      -    $      -     $        -
                                             -------   --------     -----------
Research and development                          -           -        949,011
General and                                  39,576      97,362      8,530,974
administrative expenses
Impairment expense                                -           -      2,048,608
                                             -------   --------     -----------
Loss from operations                        (39,576)    (97,362)   (11,528,593)
Interest income                                   -           -         63,344
Interest (expense)                                -           -       (24,451)
                                             -------   --------     ----------

Net loss                                   $(39,576)   $(97,362)  $(11,489,700)
                                         ==========   =========   =============
Net loss per share -                       $      -    $      -
basic and diluted                        ==========   =========
Weighted average shares                  22,058,626  22,258,626
 outstanding, basic and diluted          ==========   =========





The accompanying notes are an integral part of the consolidated financial statements.



3
                                   PTS, INC.
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Period
                                                                 from
                                                                 September
                                                                 12, 1996
                                       Three Months Ended       (Inception) to
                                            March 31,            March 31,
                                       ------------------       --------------
                                       2003          2002           2003
Cash flows from operating            --------      --------     --------------
activities:
Net loss                             $(39,576)    $ (97,362)   $ (11,489,700)
Adjustments to reconcile net loss
to net
   Cash used in operating activities:
     Depreciation and amortization          -         5,300          52,649
     Issuance of shares for services        -             -       4,760,935
     Impairment of long-lived asset         -             -       2,048,608
     Bad debt expense                       -             -         104,425
     Expenses paid by officer           9,576             -          49,075
     Subscription receivable                -             -         350,000
settled with services
     Loss on sale of asset                  -             -           2,608
     Debt conversion expense                -             -         115,284
Decrease (increase) in assets:
     Advances to officer                    -             -         (26,893)
Increase (decrease) in liabilities:
     Accounts payable - trade               -         8,090         394,422
     Due to related parties            30,000        67,745         214,000
     Accrued payroll taxes                  -             -         111,125
     Deposits                               -        14,972          14,972
                                     --------      --------     --------------
Cash used in operating activities           -        (1,255)     (3,298,490)
                                     --------      --------     --------------
Cash flows provided by (used in)
investing activities:
Purchase of equipment                       -             -         (85,866)
Sale of property and equipment              -             -           5,000
                                     --------      --------     --------------
Cash used in investing activities           -             -         (80,866)
                                     --------      --------     --------------
Cash flows provided by (used in)
financing activities:
Proceeds from issuance of                   -             -         450,832
convertible debt
Payments on capital lease obligations       -             -          (8,732)
Acquisition of MedMark, Inc.                -             -          30,726
Proceeds from the exercise of warrants      -             -         189,990
Payment of common stock                     -             -         408,620
subscription receivable
4
Proceeds from the issuance of               -             -       2,280,253
common stock
Proceeds from issuance of note              -             -          25,000
Payments on note                            -             -          (3,000)

Contribution to additional paid-in capital  -             -           5,667
                                     --------      --------     --------------
Cash provided by financing activities       -             -       3,379,356
                                     --------      --------     --------------
Net decrease in cash                        -         1,255               -
                                                                          -
Cash at beginning of period                 -         1,255               -
                                     --------      --------     --------------
Cash at end of period               $       -    $        -     $         -
                                    =========     =========     ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Interest paid                       $       -    $        -     $     1,375
                                    =========     =========     ==============
Income taxes paid                   $       -    $        -     $     1,973
                                    =========     =========     ==============




The accompanying notes are an integral part of the consolidated financial statements.






5

                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (UNAUDITED)

                                                          Detach-    Deficit      Less:
                         Common Stock           Addit-    able       Accumulated  Common Stock
                   ---------------------------  ional     Stock      During the   Subscrip
                                    Price per   Paid-in   Purchase   Development  tion Receiv-
                     Shares Amount  share       Capital   Warrants   Stage        able          Total
                   -------- ------  ---------   -------   --------   -----------  ------------  -----
Balance, June 12,
1996 (inception)          - $   -   $     -   $           $   -     $      -          -         $  -
 Shares issued      320,019   320         -       480         -            -          -          800
for medical
device license
Shares issued for     2,133     2      3.15     6,717         -            -          -        6,719
legal services
Expenses paid by          -     -         -     4,167         -            -          -        4,167
shareholder
Shares issued in     54,667    55      3.78   204,945         -            -    (10,000)     195,000
private placement
Net loss                  -     -         -         -         -      (38,309)         -      (38,309)
                   -------- ------  ---------   -------   --------   -----------  ------------  -----
Balance,            376,819   377         -   216,309         -      (38,309)   (10,000)     168,377
December  31, 1996
Expenses paid by          -     -         -     1,500         -            -          -        1,500
shareholder
Net loss                  -     -         -         -         -      (62,722)         -      (62,722)
                   -------- ------  ---------   -------   --------   -----------  ------------  -----
Balance, December   376,819   377         -   217,809         -     (101,031)   (10,000)     107,155
31, 1997
Shares issued in    122,000   122         -    30,604         -            -          -       30,726
reorganization
Shares sold in       39,400    39      5.00   196,961         -            -          -      197,000
private placement
Payment of                -     -         -         -         -            -     10,000       10,000
subscription
receivable
Shares issued in     50,664    51      3.75   189,939         -            -          -      189,990
exercise of
warrants
Shares issued to    100,747   101      3.75   377,697         -            -          -      377,798
consultant
Shares issued for    27,000    27     15.09   407,338         -            -          -      407,365
services


The accompanying notes are an integral part of the consolidated financial statements.





6

                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (UNAUDITED)

                                                            Detach-    Deficit      Less:
                           Common Stock           Addit-    able       Accumulated  Common Stock
                     --------------------------   ional     Stock      During the   Subscrip
                                      Price per   Paid-in   Purchase   Development  tion Receiv-
                     Shares   Amount  share       Capital   Warrants   Stage        able          Total
                     -------- ------  ---------   -------   --------   -----------  ------------  -----

Shares issued to
shareholder to        1,334   $   1         -     $   (1)   $    -      $       -    $   -       $    -
correct issuance
error
Net loss                  -       -         -          -         -     (1,102,374)       -   (1,102,374)
Balance, December   717,964     718         -  1,420,347         -     (1,203,405)       -      217,660
31, 1998
Shares sold in
private placement    20,590      21     14.97    308,229         -              -        -      308,250
Shares sold in
private placement    50,000      50     10.00    294,932   205,000              -        -      499,982
Shares issued for
consulting services   2,613       2     15.36     40,150         -              -        -       40,152
Shares issued
research and          5,000       5     14.80     73,995         -              -        -       74,000
development
activities
Net loss                  -       -         -          -         -       (976,928)       -     (976,928)
                    -------   ------           ---------   --------    ----------   ---------  ---------
Balance, December   796,167     796         -  2,137,653   205,000     (2,180,333)       -      163,116
31, 1999
Shares sold in       18,333      18              256,650         -              -        -      256,668
registered offering                     14.00
Shares sold in a      9,000       9     11.11     99,991         -              -        -      100,000
registered offering
Shares issued in      5,000       5     17.69     88,445         -              -        -       88,450
investor relation
services
Shares issued in      5,000       5     23.13    115,620         -              -        -      115,625
investor relation
services
Shares issued in        640       1     24.38     15,600         -              -        -       15,601
investor relation
services
Shares issued to     12,500      13     21.25    265,613         -              -        -      265,626
officer for
compensation

The accompanying notes are an integral part of the consolidated financial statements.






7
                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (UNAUDITED)

                                                              Detach-    Deficit        Less:
                             Common Stock           Addit-    able       Accumulated    Common Stock
                       --------------------------   ional     Stock      During the     Subscrip
                                        Price per   Paid-in   Purchase   Development    tion Receiv-
                       Shares   Amount  share       Capital   Warrants   Stage          able              Total
                       -------- ------  ---------   -------   --------   -----------    -----------       ------
Shares issued to      1,900     $  2    $ 12.65    $ 24,033   $    -     $       -    $        -         $24,035
officer for
compensation
Shares subject to     26,600      27                    (27)       -             -             -               -
litigation
Shares issued in       4,000       4       7.10      28,396        -             -             -          28,400
settlement of a
dispute
Shares issued in      13,800      14       7.17      98,986        -             -             -          99,000
investor relation
services
Shares issued in      30,000      30       7.23     216,870        -             -             -         126,900
investor relation
services
Shares sold in         5,000       5      10.00      49,995        -             -             -          50,000
private placement
Shares issued for     10,000      10       5.00      49,990        -             -             -          50,000
research and
development
consulting
Shares issued in      15,000      15       9.00     134,985        -             -             -         135,000
investor relation
services
Shares issued for     10,000      10       9.00      89,990        -             -             -          90,000
legal services
Shares issued for     50,000      50      11.77     588,552        -             -             -         588,602
debt conversion
Shares sold in a       5,000       5       5.00      24,995        -             -             -          25,000
registered offering
Shares issued in      40,000      40       4.20     167,960        -             -             -         168,000
investor relation
services
Shares issued in      34,000      34       8.75     297,465        -             -             -         297,499
investor relation
services
Shares sold in a       5,000       5       5.00      24,995        -             -             -          25,000
registered offering
Shares issued in       2,500       3       7.81      19,522        -             -             -          19,525
investor relation
services
Shares sold in a       6,429       6       3.50      22,494        -             -             -          22,500
registered offering


The accompanying notes are an integral part of the consolidated financial statements.






8
                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (UNAUDITED)



                                                            Detach-    Deficit      Less:
                           Common Stock           Addit-    able       Accumulated  Common Stock
                       ------------------------   ional     Stock      During the   Subscrip
                                      Price per   Paid-in   Purchase   Development  tion Receiv-
                       Shares Amount  share       Capital   Warrants   Stage        able          Total
                       ------ ------  ---------   -------   --------   -----------  ------------  -----
Shares sold in a       6,061 $    6   $3.30      $19,994   $    -     $      -   $       -       $20,000
registered offering
Shares sold in a      21,938     22    2.74       60,098        -            -           -        60,120
registered offering,
net of $10,080
commission
Shares sold in a       4,762      5    1.78        8,495        -            -           -         8,500
registered offering,
net of $1,500
commission
Shares sold in a      11,111     11    1.53       16,988        -            -           -        16,999
registered offering,
net of $3,000
commission
Shares sold in a       1,081      1    1.57        1,699        -            -           -         1,700
registered offering,
net of $300
commission
Shares sold in a       5,333      5    1.59        8,495        -            -           -         8,500
registered offering,
net of $1,500
commission
Shares issued in       7,500      8    2.50       18,742        -            -           -        18,750
investor relation
services
Shares sold in a      12,000     12    1.06       12,738        -            -           -        12,750
registered offering,
net of $2,250
commission
Shares sold in a      15,000     15    1.19       17,835        -            -            -       17,850
registered offering,
net of $3,150
commission
Shares sold in a     260,000    260    0.35       90,740        -            -      (91,000)           -
registered offering
for notes receivable
Shares sold in a      10,000     10    0.68        6,740        -            -            -        6,750
registered offering
Shares sold in a      10,000     10    0.70        6,990        -            -            -        7,000
registered offering
Shares sold in a       5,000      5    0.75        3,745        -            -            -        3,750
registered offering
Shares sold in a      26,000     26    0.70       18,149        -            -            -       18,175
registered offering
Shares sold in a      10,000     10    0.65        6,490        -            -            -        6,500
registered offering                                                                               56,000
Shares issued for    100,000    100    0.56       55,900        -            -            -
legal services
Net loss                   -      -                    -        -   (3,132,112)           -   (3,132,112)
                       ------ ------  ---------   -------   --------   -----------  ------------  -----
Balance, December  1,611,655   1612            5,172,611  205,000   (5,312,445)     (91,000)     (24,222)
31, 2000

The accompanying notes are an integral part of the consolidated financial statements.

9
                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (UNAUDITED)

                                                                       Detach-    Deficit       Less:
                              Common Stock                  Addit-     able       Accumulated   Common Stock
                         --------------------------         ional      Stock      During the    Subscrip
                                                Price per   Paid-in    Purchase   Development   tion Receiv-
                          Shares      Amount    share       Capital    Warrants   Stage         able           Total
                         --------     ------    ---------   -------    --------   -----------   ------------   -----
Balance, December
31, 2000               1,611,655  $ 1,612                 $5,172,611   $205,000   (5,312,445)    $(91,000)   $(24,222)
Shares sold in a
registered offering       10,000       10        1.00          9,990                                           10,000

during the three
months ended March
31, 2001
Shares sold in a
registered offering      278,000      278        0.50         138,722                                         139,000
during the three
months ended March
31, 2001
Shares sold in a
registered offering      122,500      123        0.40          48,877                                          49,000
during the three
months ended March
31, 2001
Shares sold in a
registered offering      128,158      128        0.35          44,727                                          44,855
during the three
months ended March
31, 2001
Shares sold in a
registered offering       66,875       67        0.32          21,333                                          21,400
during the three
months ended March
31, 2001
Shares sold in a
registered offering       16,667       17        0.30           4,983                                           5,000
during the three
months ended March
31, 2001
Shares sold in a
registered offering       20,000       20        0.25           4,980                                           5,000
during the three
months ended March
31, 2001
Shares sold in a
registered offering       60,000       60        0.17           9,942                                          10,002
during the three
months ended March
31, 2001
Shares sold in a
registered offering       62,500       63        0.16           9,937                                          10,000
during the three
months ended March
31, 2001
Shares issued for
services during the       41,666       42        0.53          22,091                                          22,133
three months ended
March 31, 2001
Shares issued for
services during the      269,285      269        0.48         109,083                                         109,352
three months ended
March 31, 2001
Shares issued for
services during the       50,000       50        0.44          21,825                                          21,875
three months ended
March 31, 2001
Shares issued for
services during the      160,715      161        0.28          45,032                                          45,193
three months ended
March 31, 2001
Shares issued for
services during the      121,500     122         0.25          30,253                                          30,375
three months ended
March 31, 2001
10
Shares issued for
services during the      159,375      159        0.19          29,724                                          29,883
three months ended
March 31, 2001


The accompanying notes are an integral part of the consolidated financial statements.





                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (UNAUDITED)

                                                                       Detach-    Deficit       Less:
                              Common Stock                  Addit-     able       Accumulated   Common Stock
                         --------------------------------   ional      Stock      During the    Subscrip
                                                Price per   Paid-in    Purchase   Development   tion Receiv-
                          Shares      Amount    share       Capital    Warrants   Stage         able           Total
                         --------     ------    ---------   -------    --------   -----------   ------------   -----
Shares subscribed
during the three
months ended March       750,000       750     0.47         349,250    $                         (350,000)    $     -
31, 2001
Shares sold in a
registered offering       66,667        67     0.15           9,933                                            10,000
during the three
months ended June
30, 2001
Shares sold in a
registered offering      100,000       100     0.10           9,900                                            10,000
during the three
months ended June
30, 2001
Shares sold in a
registered offering      150,000       150     0.08          11,850                                            12,000
during the three
months ended June
30, 2001
Shares sold in a
registered offering       83,333        83     0.06           4,917                                             5,000
during the three
months ended June
30, 2001
Shares sold in a
registered offering      100,000        100    0.05           4,900                                             5,000
during the three
months ended June
30, 2001
Shares sold in a
registered offering      200,000        200    0.03           5,800                                             6,000
during the three
months ended June
30, 2001
Shares issued for
services during the       61,000        61     0.66          40,199                                            40,260
three months ended
June 30, 2001
Shares issued for
services during the      270,000        270    0.38         100,980                                           101,250
three months ended
June 30, 2001
Shares issued for
services during the      100,000        100    0.31          30,900                                            31,000
three months ended
June 30, 2001
Shares issued for
services during the      575,500        576    0.21         120,279                                           120,855
three months ended
June 30, 2001



11
Shares issued for
services during the      775,000        775    0.18         138,725                                           139,500
three months ended
June 30, 2001
Shares issued for
services during the      125,000        125    0.12          14,875                                            15,000
three months ended
June 30, 2001
Shares issued for
services during the      325,000        325    0.08          25,675                                            26,000
three months ended
June 30, 2001
Shares issued for
services during the      600,000        600    0.06          35,400                                            36,000
three months ended
June 30, 2001


The accompanying notes are an integral part of the consolidated financial statements.


                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003
                                  (UNAUDITED)

                                                                       Detach-    Deficit       Less:
                              Common Stock                  Addit-     able       Accumulated   Common Stock
                         --------------------------------   ional      Stock      During the    Subscrip
                                                Price per   Paid-in    Purchase   Development   tion Receiv-
                          Shares      Amount    share       Capital    Warrants   Stage         able           Total
                         --------     ------    ---------   -------    --------   -----------   ------------   -----
Shares issued for
services during the
three months ended       225,000       225         0.10      22,275                                            22,500
June 30, 2001
Reverse Stock Split
1:20 on June 30,      (7,301,126)   (7,304)                   7,304                                                 -
2001
Balance
June 30, 2001,
(Post stock-split)       384,270       384                 6,657,272   205,000    (5,312,445)    (441,000)  1,109,211
Shares sold in a
registered offering                                0.83       49,940                                           50,000
during the three          60,000        60
months ended Sept
30, 2001
Shares sold in a
registered offering       24,096        24         0.83       19,976                                           20,000
during the three
months ended Sept
30, 2001
PTS - Hong Kong
asset purchase        20,000,000    20,000         0.10    1,980,000                                        2,000,000
acquisition
Shares issued for
services during the
three months ended       246,725       247         2.45      604,229                                          604,476
September 30, 2001
Stock subscription       450,000       450         2.11      949,550                             (950,000)          -
Shares issued for
services during the
three months ended        50,000        50         1.01       50,450                                           50,500
September 30, 2001
Shares issued for
services during the
three months ended       205,333       205         0.95      194,861                                          195,066
September 30, 2001
Shares issued for
services during the
three months ended        25,000        25         0.85       21,225                                           21,250
September 30, 2001
Shares issued for
services during the
three months ended       375,000       375         0.80      299,625                                          300,000
September 30, 2001
12
Shares issued for
services during the
three months ended        10,000        10         0.72        7,190                                            7,200
September 30, 2001
Shares issued for
services during the
three months ended        95,000        95         0.67       63,555                                           63,650
September 30, 2001
Shares issued for
services during the
three months ended        60,000        60         0.55       32,940                                           33,000
September 30, 2001


The accompanying notes are an integral part of the consolidated financial statements.



                                   PTS, INC.
                         (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2003

                                                                       Detach-    Deficit       Less:
                              Common Stock                  Addit-     able       Accumulated   Common Stock
                         --------------------------------   ional      Stock      During the    Subscrip
                                                Price per   Paid-in    Purchase   Development   tion Receiv-
                          Shares      Amount    share       Capital    Warrants   Stage         able           Total
                         --------     ------    ---------   -------    --------   -----------   ------------   -----
Shares issued for
services during the
three months ended        20,000        20         0.45      8,980                                             9,000
December 31, 2001
Shares issued for
services during the
three months ended        50,000        50         0.43     21,450                                            21,500
December 31, 2001
Shares issued for
services during the
three months ended       220,000       220         0.40     87,780                                            88,000
December 31, 2001
Cancelled share          (16,798)      (16)        0.70    (12,309)                                          (12,325)
issuances - various
Net                                      -                       -                 (5,662,980)             (5,662,980)
loss
Payments made to
subscription                             -                       -                                398,620     398,620
receivable
Subscription                             -                       -
receivable written-                                                                                91,000      91,000
off
Subscription                             -
receivable settled                                                                                350,000     350,000
with services
                         --------     ------    ---------   -------    --------   -----------   ------------   -----
Balance, December 31,
2001                  22,258,626    22,259              11,036,714     205,000    (10,975,425)   (551,380)   (262,832)
Cancellation of         (200.000)     (200)                 (5,800)                                            (6,000)
shares October 2002
Net loss                                                                             (474,699)               (474,699)
                         --------     ------    ---------   -------    --------   -----------   ------------   -----

Balance,  December   22,058,626   $ 22,059              11,030,914     205,000    (11,450,124)   (551,380)   (743,531)
31, 2002
Net loss                                 -                       -           -        (39,576)          -     (39,576)
                         --------     ------    ---------   -------    --------   -----------   ------------   ------
Balance, March 31,
2003                 22,058,626   $ 22,059             $11,030,914    $205,000  $ (11,489,700)  $(551,380)  $(783,107)
                     ==========    =========           ===========    ========  ==============   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.



13
                                   PTS, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)

NOTE 1 -     DEVELOPMENT STAGE OPERATIONS

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

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its current products. It would then concentrate on its real estate development activities and potential investments in companies located in China, which develop and market information and technology based software and hardware applications, along with other merger or business opportunities. Pursuant to the agreement, Elast Delaware will assume certain liabilities, the amount of which has yet to be finalized, which are included in the March 31, 2003 balance sheet.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $11,489,700 since inception, 14 had a net loss of $39,576 for the quarter ended March 31, 2003, and has a working capital deficiency and stockholders deficiency of $783,107 as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company has suspended development and testing of its principal products. The Company does not anticipate significant expenditures on acquisition or development of other products during this year. The Company is continuing its efforts to acquire certain companies in China, the acquisition of which the Company believes will be accretive and complimentary to the Company's existing business efforts. The Company is also pursuing potential reverse merger opportunities as well as other potential business opportunities that may become available through related parties. As no formal agreements have been completed, there exists the possibility that the contemplated opportunities will not be concluded. Additionally, the Company intends to implement a real estate development business plan.

It will be necessary to raise funds to consummate potential acquisitions and implement its real estate development plan. The Company may not be able to raise the necessary funds to accomplish either of these plans.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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


15

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.





16
MANAGEMENT'S PLAN OF OPERATIONS

The company was engaged in the development of two separate diagnostic tools: its allergy testing device and its chiropractic outcome-measuring instrument. Research and development of the company's products has been suspended, and the company is currently exploring the possibility of entering the real estate development business.

As a development stage company, we have incurred net losses since inception through March 31, 2003 of $11,489,700. To date the company has not generated revenues from the commercialization of any products. The company does not anticipate significant expenditures on acquisition or development of other products during this year.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has no established source of revenue, has experienced net operating losses of $11,489,700 since inception, and a current net loss from operations of $39,576 and a working capital deficiency of $783,107. These factors raise substantial doubt about the company's ability to continue as a going concern.

Without realization of additional capital, it would be unlikely for the company to continue as a going concern. The company has suspended development and testing of its principal products. The company does not anticipate significant expenditures on acquisition or development of other products during this year.

The company is continuing its efforts to acquire certain companies in China, the acquisition of which the company believes will be accretive and complimentary to the company's existing business efforts. The company is also pursuing potential reverse merger opportunities as well as other potential business opportunities that may become available through related parties. As no 17 formal agreements have been completed, there exists the possibility that the contemplated opportunities will not be concluded. Additionally, the company intends to implement a real estate development business plan. It will be necessary to raise funds to consummate potential acquisitions and implement its real estate development plan. The company may not be able to raise the necessary funds to accomplish either of these plans.

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

ITEM 3.   CONTROLS AND PROCEDURES

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          None.

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Peter Chin
--------------------------
Peter Chin
President

June 13, 2003



                                  CERTIFICATION

I, Peter Chin, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of PTS, Inc.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

  4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


19
  5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Peter Chin
 ----------------------
 Peter Chin President
 Date: June 13, 2003


    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. a Nevada corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Peter Chin, President of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company. A signed original of this written statement required by Section 906 has been provided to PTS, Inc., and will be retained by PTS, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Peter Chin
--------------------------
Peter Chin
President
June 13, 2003





20