Form 10QSB
period 2003-06-30
PTS INC/NV/
filed 2003-09-22
CIK 1080924

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549



                                  FORM 10-QSB

 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934 ACT REPORTING
                                 REQUIREMENTS

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ___________________






                                   PTS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)




        Nevada                     000-25485
----------------------    -----------------------
(State of organization)   (Commission File Number)   (I.R.S. Employer I.D. No.)


                      2100 Pinto Lane, Las Vegas, NV 89106
                    ---------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code (702) 217-3888

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                              ----
There are 22,058,626 shares of common stock issued and outstanding as of August 14, 2003.

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   PTS, INC.
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                              June 30,
                                                                2003
        ASSETS                                              -------------
CURRENT ASSETS                                              $           -
                                                            -------------
       TOTAL ASSETS                                         $           -
                                                            =============
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable - trade                                 $     375,822
   Accrued payroll taxes                                           88,638
   Due to related parties                                         335,416
   Short-term notes payable                                        22,000
   Deposits                                                        14,972
                                                            -------------
      Total current liabilities                                   836,848
                                                            -------------
STOCKHOLDERS' DEFICIENCY
   Common stock, $0.001 par value; 250,000,000 shares
     authorized; 22,058,626 shares issued and outstanding          22,059
   Additional paid-in capital                                  11,030,914
   Additional paid-in capital for warrants                        205,000
   Deficit accumulated during the development stage           (11,543,441)
                                                            -------------
                                                            (     285,468)
   Stock Subscription receivable                            (     551,380)
                                                            -------------
      Total stockholders' deficiency                        (     836,848)
                                                            -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $           -
                                                            =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   PTS, INC.
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                        March 5,
                                                                                         2001
                                        Three Months Ended     Six Months Ended      (Inception) to
                                             June 30,              June 30,             June 30,
                                        2003          2002     2003          2002         2003
                                        ------------------    --------------------    --------------
Revenue                               $     -     $      -    $      -   $       -     $          -
                                      --------    --------    --------   ---------    --------------
Research and development                    -            -           -           -          949,011
General and administrative expenses    53,741       42,633      93,317     139,995        8,584,715
Impairment expense                                                   -           -        2,048,608
                                      --------    --------    --------   ---------    --------------
Loss from operations                  (53,741)     (42,633)    (93,317)   (139,995)     (11,582,334)

Interest income                             -            -           -           -           63,344
Interest (expense)                          -            -           -           -          (24,451)
                                      --------    --------    --------   ---------    --------------
Net loss                             $(53,741)   $ (42,633)   $(93,317) $ (139,995)    $(11,543,441)
                                     =========   ==========   ========  ===========   ==============
Net loss per share - basic and       $      -    $       -    $      -  $        -
                                     =========   ==========   ========  ===========
diluted
Weighted average shares
outstanding, basic and diluted     22,058,626   22,258,626  22,058,626  22,258,626
                                   ==========   ==========  ==========  ==========



The accompanying notes are an integral part of the condensed consolidated financial statements.



                                   PTS, INC.
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Period from
                                                                                 September 12, 1996
                                                            Six Months Ended        (Inception) to
                                                                June 30,               June 30,
                                                         2003           2002            2003
                                                      ----------   -----------     ----------------
Cash flows from operating activities:
Net loss                                              $  (93,317)  $  (139,995)  $     (11,543,441)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                             -        10,600              52,649
     Issuance of shares for services                           -             -           4,760,935
     Impairment of long-lived asset                            -             -           2,048,608
     Bad debt expense                                          -             -             104,425
     Expenses paid by officer                             21,917             -              61,416
     Subscription receivable settled with services             -             -             350,000
     Loss on sale of asset                                     -             -               2,608
     Debt conversion expense                                   -             -             115,284
Decrease (increase) in assets:
     Advances to officer                                       -             -      (       26,893)
Increase (decrease) in liabilities:
     Accounts payable - trade                             11,400        12,990             405,822
     Due to related parties                               60,000       100,178             244,000
     Accrued payroll taxes                                     -             -             111,125
     Deposits                                                  -        14,972              14,972
                                                      ----------   -----------     ----------------
Cash used in operating activities                              -        (1,255)        ( 3,298,490)
                                                      ----------   -----------     ----------------
Cash flows provided by (used in) investing activities:
Purchase of equipment                                          -             -       (      85,866)
Sale of property and equipment                                 -             -               5,000
                                                      ----------   -----------     ----------------
Cash used in investing activities                              -             -       (      80,866)
                                                      ----------   -----------     ----------------
Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible debt                     -             -             450,832
Payments on capital lease obligations                          -             -      (        8,732)
Acquisition of MedMark, Inc.                                   -             -              30,726
Proceeds from the exercise of warrants                         -             -             189,990
Payment of common stock subscription receivable                -             -             408,620
Proceeds from the issuance of common stock                     -             -           2,280,253
Proceeds from issuance of note                                 -             -              25,000
Payments on note                                               -             -       (       3,000)
Contribution to additional paid-in capital                     -             -               5,667
                                                      ----------   -----------     ----------------
Cash provided by financing activities                          -             -           3,379,356
                                                      ----------   -----------     ----------------

                                   PTS, INC.
                         (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                              Period from
                                                          September 12, 1996
                                      Six Months Ended      (Inception) to
                                          June 30,             June 30,
                                     2003        2002           2003
                                   --------   --------    ------------------
Net decrease in cash                     -     (1,255)                  -
Cash at beginning of period              -      1,255                   -
                                   --------   --------    ------------------
Cash at end of period              $     -   $      -     $             -
                                   ========  =========    ==================
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION:
Interest paid                      $     -  $       -     $         1,375
                                   ========  =========    ==================
Income taxes paid                  $     -  $       -     $         1,973
                                   ========  =========    ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                                   PTS, INC.
                         (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
                                  (UNAUDITED)

                                                                                    Deficit       Less:
                                                                       Detachable   Accumulated   Common
                                   Common Stock   Price    Additional  Stock        During the    Stock
                                                    per    Paid-in     Purchase     Development   Subscription
                               Shares      Amount  share   Capital     Warrants     Stage         Receivable     Total
                              --------     ------  ------   ----------  --------     ------------  ------------  -----
Balance, June 12, 1996              -      $    -      -   $       -         -      $     -   $         -   $        -
(inception)
Shares issued for medical     320,019         320      -         480         -            -             -          800
device license
Shares issued for legal         2,133           2   3.15       6,717         -            -             -        6,719
services
Expenses paid by shareholder        -           -      -       4,167         -            -             -        4,167
Shares issued in private       54,667          55   3.78     204,945         -            -       (10,000)     195,000
placement
Net loss                            -           -      -           -         -      (38,309)            -
(38,309)
Balance, December 31, 1996    376,819         377      -     216,309         -      (38,309)      (10,000)     168,377
Expenses paid by shareholder        -           -      -       1,500         -            -             -        1,500
Net loss                            -           -      -           -         -      (62,722)            -
(62,722)
                              --------      ------  ------   ----------  --------     ------------  ------------ -----
Balance, December 31, 1997    376,819         377      -     217,809         -     (101,031)      (10,000)     107,155
Shares issued in              122,000         122      -      30,604         -            -             -       30,726
reorganization
Shares sold in private         39,400          39   5.00     196,961         -            -             -      197,000
placement
Payment of subscription             -           -      -           -         -            -        10,000       10,000
receivable
Shares issued in exercise of   50,664          51   3.75     189,939         -            -           -        189,990
warrants
Shares issued to consultant   100,747         101   3.75     377,697         -            -           -        377,798
Shares issued for services     27,000          27  15.09     407,338         -            -           -        407,365


                                   PTS, INC.
                         (A Development Stage Company)
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
                                  (UNAUDITED)

                                                                                    Deficit       Less:
                                                                       Detachable   Accumulated   Common
                                   Common Stock    Price   Additional  Stock        During the    Stock
                                                    per    Paid-in     Purchase     Development   Subscription
                               Shares      Amount  share   Capital     Warrants     Stage         Receivable    Total
                              --------     ------  ------   ---------- ---------    ------------ ------------ ------------
Shares issued to shareholder
 to correct issuance error      1,334      $    1       -   $      (1)  $      -    $          - $         -  $
Net loss                            -           -       -           -          -      (1,102,374)          -  (1,102,374)
Balance, December 31, 1998    717,964         718       -   1,420,347          -      (1,203,405)          -     217,660
Shares sold in
 private placement             20,590          21   14.97     308,229          -               -           -     308,250
Shares sold in
 private placement             50,000          50   10.00     294,932    205,000               -           -     499,982
Shares issued for
 consulting services           2,613            2   15.36      40,150          -               -           -      40,152
Shares issued research
 and development activities    5,000            5   14.80      73,995          -               -           -      74,000
Net loss                           -            -       -           -          -        (976,928)          -    (976,928)
                              --------     ------  ------   ---------- ---------    ------------ ------------ -----------
Balance, December 31, 1999   796,167          796       -   2,137,653    205,000      (2,180,333)          -     163,116
Shares sold in
 registered offering          18,333           18   14.00     256,650          -               -           -     256,668
Shares sold in a
 registered offering           9,000            9   11.11      99,991          -               -           -     100,000
Shares issued in
 investor relation  services   5,000            5   17.69      88,445          -               -           -      88,450
Shares issued in
 investor relation services    5,000            5   23.13     115,620          -               -           -     115,625
Shares issued in
 investor relation services      640            1   24.38      15,600          -               -           -      15,601
Shares issued to officer
 for compensation             12,500           13   21.25     265,613          -               -           -     265,626

PTS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
(UNAUDITED)

                                                                                   Deficit       Less:
                                                                       Detachable  Accumulated   Common
                                Common Stock     Price   Additional    Stock       During the    Stock
                                                 per     Paid-in       Purchase    Development   Subscription
                            Shares      Amount   share   Capital       Warrants    Stage         Receivable     Total
                           --------     ------  ------   ----------   ---------    ------------ ------------ ------------
Shares issued to
 officer for compensation    1,900       $  2  $12.65    $24,033      $     -      $        -    $       -    $  24,035
Shares subject
 to litigation              26,600         27                (27)           -               -            -            -
Shares issued in
 settlement of a dispute     4,000          4    7.10      28,396           -               -            -       28,400
Shares issued in investor
relation services           13,800         14    7.17      98,986           -               -            -       99,000

Shares issued
 in investor relation       30,000         30    7.23     216,870           -               -            -      216,900
services
Shares sold in
 private placement           5,000          5   10.00      49,995           -               -            -       50,000

Shares issued
 for research and           10,000         10    5.00      49,990           -               -            -       50,000
 development consulting
Shares issued in investor
 relation services          15,000         15    9.00     134,985           -               -            -      135,000

Shares issued for
 legal services             10,000         10    9.00      89,990           -               -            -       90,000

Shares issued
 for debt conversion        50,000         50   11.77     588,552           -               -            -      588,602

Shares sold in a
 registered offering         5,000          5    5.00      24,995           -               -            -       25,000
Shares issued in investor
relation services           40,000         40    4.20     167,960           -               -           -       168,000

Shares issued in
 investor relation services 34,000         34    8.75     297,465           -               -           -      297,499

Shares sold in a
 registered offering         5,000          5    5.00      24,995           -               -           -       25,000

Shares issued in
 investor relation           2,500          3    7.81      19,522           -               -           -       19,525
services
Shares sold in
 a registered offering       6,429          6    3.50      22,494           -               -           -       22,500


PTS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
(UNAUDITED)

                                                                                   Deficit       Less:
                                                                       Detachable  Accumulated   Common
                                Common Stock     Price   Additional    Stock       During the    Stock
                                                 per     Paid-in       Purchase    Development   Subscription
                            Shares      Amount   share   Capital       Warrants    Stage         Receivable     Total
                           --------     ------  ------   ----------   ---------    ------------ ------------ ------------
Shares sold in a
 registered offering          6,061    $    6 $3.30     $  19,994     $      -      $      -     $     -     $    20,000


Shares sold in a registered  21,938        22  2.74        60,098            -             -           -          60,120
offering, net of
$10,080 commission

Shares sold in a registered   4,762         5  1.78         8,495            -             -           -           8,500
offering, net of
 $1,500 commission

Shares sold in a registered  11,111        11  1.53        16,988            -             -           -          16,999
offering, net of
 $3,000 commission

Shares sold in a registered   1,081         1  1.57         1,699            -             -           -           1,700
offering, net of
 $300 commission

Shares sold in a registered   5,333         5  1.59         8,495            -             -           -           8,500
offering, net of
 $1,500 commission

Shares issued in
 investor relation            7,500         8   2.50       18,742            -             -           -          18,750
services

Shares sold in a registered  12,000        12   1.06       12,738            -             -           -          12,750
offering, net of
 $2,250 commission

Shares sold in a registered  15,000        15   1.19       17,835            -             -           -          17,850
offering, net of
 $3,150 commission

Shares sold in a
 registered offering
 for notes receivable       260,000       260   0.35       90,740            -             -           -         (91,000)

Shares sold in
 a registered                10,000        10   0.68        6,740            -             -           -           6,750
 offering
Shares sold in a registered  10,000        10   0.70        6,990            -             -           -           7,000
offering
Shares sold in a registered   5,000         5   0.75        3,745            -             -           -           3,750
offering
Shares sold in a registered  26,000        26   0.70       18,149            -             -           -          18,175
offering
Shares sold in a registered  10,000        10   0.65        6,490            -             -           -           6,500
offering
Shares issued for
 legal services             100,000       100   0.56       55,900            -             -           -          56,000

Net loss                          -         -                   -            -    (3,132,112)          -      (3,132,112)

Balance, December         --------     ------  ------   ----------   ---------    ------------ ------------ ------------
 31, 2000                 1,611,655      1612           5,172,611      205,000    (5,312,445)    (91,000)        (24,222)
o

PTS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
(UNAUDITED)

                                                                                   Deficit       Less:
                                                                       Detachable  Accumulated   Common
                                Common Stock     Price   Additional    Stock       During the    Stock
                                                 per     Paid-in       Purchase    Development   Subscription
                            Shares      Amount   share   Capital       Warrants    Stage         Receivable     Total
                           --------     ------  ------   ----------   ---------    ------------ ------------ ------------
Balance,
 December 31, 2000          1,611,655   $1,612           $5,172,611   $205,000    $ (5,312,445) $ (91,000)    $  (24,222)

Shares sold in a
 registered offering
 during the three
 months ended
 March 31, 2001                10,000       10  1.00          9,990
                                                                                                                  10,000
Shares sold in a registered
 offering during
the three months ended
 March 31, 2001               278,000      278  0.50        138,722
                                                                                                                 139,000
Shares sold in a registered
 offering during
the three months
 ended March 31, 2001         122,500      123  0.40         48,877
                                                                                                                  49,000
Shares sold in a
 registered offering
 during the three months
ended March 31, 2001          128,158      128  0.35         44,727
                                                                                                                  44,855
Shares sold in a
 registered offering
 during the three months
ended March 31, 2001           66,875       67  0.32         21,333
                                                                                                                  21,400
Shares sold in a
registered offering
 during the three months
ended March 31, 2001           16,667       17  0.30          4,983
                                                                                                                   5,000
Shares sold in a
 registered offering
 during the three months
ended March 31, 2001           20,000       20  0.25          4,980
                                                                                                                   5,000
Shares sold in a
 registered offering
 during the three months
ended March 31, 2001           60,000       60  0.17          9,942
                                                                                                                  10,002
Shares sold in a
 registered offering
 during the three months
ended March 31, 2001           62,500       63  0.16          9,937
                                                                                                                  10,000
Shares issued for
 services during the three
months ended
 March 31, 2001                41,666       42  0.53         22,091
                                                                                                                  22,133
Shares issued for services
 during the three
months ended March 31, 2001   269,285      269  0.48        109,083
                                                                                                                 109,352
Shares issued for services
 during the three
months ended March 31, 2001    50,000       50  0.44         21,825
                                                                                                                  21,875
Shares issued for services
 during the three
months ended March 31, 2001    160,715      161  0.28        45,032
                                                                                                                  45,193
Shares issued for services
 during the three
months ended March 31, 2001    121,500      122  0.25        30,253
                                                                                                                  30,375
Shares issued for services
 during the three
months ended March 31, 2001    159,375      159  0.19        29,724
                                                                                                                  29,883

                                   PTS, INC.
                         (A Development Stage Company)
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
                                  (UNAUDITED)

                                                                                   Deficit       Less:
                                                                       Detachable  Accumulated   Common
                                Common Stock     Price   Additional    Stock       During the    Stock
                                                 per     Paid-in       Purchase    Development   Subscription
                            Shares      Amount   share   Capital       Warrants    Stage         Receivable     Total
                           --------     ------  ------   ----------   ---------    ------------ ------------ ------------
Shares subscribed during
 the three months
ended March 31, 2001       750,000      $ 750   $0.47   $  349,250     $                         (350,000)    $
                                                                                                  -
Shares sold in a
 registered offering
during the three
 months ended
 June 30, 2001              66,667         67    0.15        9,933                                                 10,000

Shares sold in a
 registered offering
during the three
 months ended
 June 30, 2001             100,000        100    0.10        9,900                                                 10,000

Shares sold in a
 registered offering
during the three
 months ended
 June 30, 2001             150,000        150    0.08       11,850                                                 12,000

Shares sold in a
 registered offering
during the three
 months ended
 June 30, 2001              83,333         83    0.06        4,917                                                  5,000

Shares sold in a
 registered offering
during the three
 months ended
 June 30, 2001             100,000        100    0.05        4,900                                                  5,000

Shares sold in a
 registered offering
during the three
 months ended
 June 30, 2001             200,000        200    0.03        5,800                                                  6,000

Shares issued for
 services during the
three months ended
June 30, 2001               61,000         61    0.66       40,199                                                 40,260

Shares issued for
 services during the
three months ended
 June 30, 2001             270,000        270    0.38      100,980                                                101,250

Shares issued for
 services during the
three months ended
 June 30, 2001             100,000        100    0.31       30,900                                                 31,000
Shares issued for
 services during the
three months ended
 June 30, 2001             575,500        576    0.21      120,279                                                120,855

Shares issued for
 services during the
three months ended
 June 30, 2001             775,000        775    0.18      138,725                                                139,500
Shares issued for
 services during the
three months ended
 June 30, 2001             125,000        125    0.12       14,875                                                 15,000
Shares issued for
 services during the
three months ended
 June 30, 2001             325,000        325    0.08       25,675                                                 26,000
Shares issued for
 services during the
three months ended
 June 30, 2001             600,000        600    0.06       35,400                                                 36,000

                                   PTS, INC.
                         (A Development Stage Company)
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
                                  (UNAUDITED)

                                                                                      Deficit       Less:
                                                                         Detachable  Accumulated   Common
                                  Common Stock     Price   Additional    Stock       During the    Stock
                                                   per     Paid-in       Purchase    Development   Subscription
                              Shares      Amount   share   Capital       Warrants    Stage         Receivable     Total
                             --------     ------  ------   ----------   ---------    ------------ ------------ ----------
Shares issued for
 services during the
three months ended
 June 30, 2001               225,000        225     0.10      22,275                                             22,500

Reverse Stock
 Split 1:20 on
 June 30, 2001            (7,301,126)    (7,304)               7,304                                                  -
                             --------     ------  ------   ----------   ---------    ------------ ------------ ----------
Balance,June 30, 2001
 (Post stock- split)         384,270        384            6,657,272     205,000    (5,312,445)   (441,000)   1,109,211

Shares sold in a
 registered offering
during the three
 months ended
 Sept 30,2001                 60,000         60     0.83      49,940                                             50,000

Shares sold in a
 registered offering
during the three
 months ended
 Sept 30, 2001                24,096         24     0.83      19,976                                             20,000

PTS - Hong Kong asset
 purchase acquisition     20,000,000     20,000     0.10   1,980,000                                          2,000,000

Shares issued for
 services during the
three months ended
 September 30, 2001          246,725        247     2.45     604,229                                            604,476


Stock subscription           450,000        450     2.11     949,550                               (950,000)          -

Shares issued fo
r services during the
three months ended
 September 30, 2001           50,000         50     1.01      50,450                                             50,500

Shares issued for services
 during the
three months ended
 September 30, 2001            205,333      205     0.95     194,861                                            195,066

Shares issued for services
 during the
three months ended
 September 30, 2001             25,000       25     0.85      21,225                                             21,250

Shares issued for
 services during the
three months ended
 September 30, 2001             375,000     375     0.80     299,625                                            300,000

Shares issued for
 services during the
three months ended
 September 30, 2001              10,000      10     0.72       7,190                                              7,200

Shares issued for
 services during the
three months ended
 September 30, 2001              95,000      95     0.67      63,555                                             63,650

Shares issued for
 services during the
three months ended
 September 30, 2001               60,000     60     0.55      32,940                                             33,000


PTS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO JUNE 30, 2003
(UNAUDITED)


                                                                                      Deficit       Less:
                                                                         Detachable  Accumulated   Common
                                  Common Stock     Price   Additional    Stock       During the    Stock
                                                   per     Paid-in       Purchase    Development   Subscription
                              Shares      Amount   share   Capital       Warrants    Stage         Receivable     Total
                             --------     ------  ------   ----------   ---------    ------------ ------------ ----------
Shares issued for services
during the three months ended
December 31, 2001              20,000         20    0.45       8,980                                              9,000
Shares issued for services
during the three months ended
December 31, 2001              50,000         50    0.43      21,450                                             21,500
Shares issued for services
during the three months ended
December 31, 2001             220,000        220    0.40      87,780                                             88,000

Cancelled share issuances -   (16,798)       (16)   0.70     (12,309)                                           (12,325)
various
Net loss                                       -                  -                  (5,662,980)             (5,662,980)
Payments made to subscription
receivable                                     -                  -                               398,620       398,620
Subscription receivable                        -                  -
written-off                                                                                        91,000        91,000

Subscription receivable
settled with services               -          -                  -            -            -     350,000       350,000
                             --------     ------  ------   ----------   ---------    ------------ ------------ ----------

Balance,
December 31, 2001          22,258,626     22,259         11,036,714      205,000  (10,975,425)   (551,380)    ( 262,832)


Cancellation of shares       (200,000)      (200)            (5,800)                                             (6,000)
October 2002

Net loss                            -          -                 -            -      (474,699)           -      (474,699)
                             --------     ------  ------   ----------   ---------    ------------ ------------ ----------
Balance,
  December 31, 2002        22,058,626     22,059        11,030,914       205,000  (11,450,124)    (551,380)     (743,531)


Net loss                            -
                                                                                      (93,317)           -       (93,317)
                             --------     ------  ------   ----------   ---------    ------------ ------------ ----------
Balance,
 June 30, 2003             22,058,626     22,059         11,030,914   $  205,000 $(11,543,441)   $(551,380)     (836,848)
                             --------     ------  ------   ----------   ---------    ------------ ------------ ----------

The accompanying notes are an integral part of the consolidated financial statements.













                                   PTS, INC.
                         (A Development Stage Company)
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

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

On June 25, 2002 the Company and its wholly owned subsidiary, Elast Technologies Corporation (a Delaware corporation) ("Elast Delaware") entered into a Separation and Distribution Agreement through which PTS intends to spin off Elast Delaware by distributing to its stockholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by stockholders of record on June 25, 2002. After the spin off Elast Delaware will be a separate company, no longer owned by PTS. On August 30, 2002 PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. Pursuant to the amended agreement, the distribution date has been delayed by mutual consentof the parties, subject to finalization of debt allocations and mutual Board of Directors approval.

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its current products. It would then concentrate on its real estate development activities and potential investments in companies located in China, which develop and market information and technology based software and hardware applications, along with other merger or business opportunities. Pursuant to the agreement, Elast Delaware will assume certain liabilities, the amount of which has yet to be finalized, which are included in the June 30, 2003 balance sheet.

Going Concern The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $11,543,441 since inception, had a net loss of $93,317 for the six months ended June 30, 2003, and has a working capital deficiency and stockholders' deficiency of $836,848 as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. The Company has suspended development and testing of its principal products.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.



                                   PTS, INC.
                         (A Development Stage Company)
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management Estimates

The presentation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Common Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants.As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the periods ended June 30, 2003 and 2002.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation- Transaction and Disclosure
- an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report specifies forward-looking statements of management of the company ("forward-looking statements") including, without limitation, forward-looking statements regarding our expectations, beliefs, intentions and future strategies. Forward-looking statements are statements that estimate the happening of future events and are not based on historical facts. Forward-looking statements may be identified by the use of forward-looking terminology, such as "could", "may", "will", "expect", "shall", "estimate", "anticipate", "probable", "possible", "should", "continue", "intend" or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in this prospectus have been compiled by management of the company on the basis of assumptions made by management and considered by management to be reasonable. Future operating results of the company, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward- looking statements.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

MANAGEMENT'S PLAN OF OPERATIONS

The company was engaged in the development of two separate diagnostic tools: its allergy testing device and its chiropractic outcome-measuring instrument. Research and development of the company's products has been suspended, and the company is currently exploring the possibility of entering the real estate development business.

As a development stage company, we have incurred net losses since inception through June 30, 2003 of $11,543,441. To date the company has not generated revenues from the commercialization of any products. The company does not anticipate significant expenditures on acquisition or development of other products during this year.

It will be necessary to raise funds to resume the development of the company's products chiropractic device. The company may not able to raise the necessary funds to complete development of its products.

On June 25, 2002 the company and its wholly owned subsidiary, Elast Delaware, entered into a Separation and Distribution Agreement, subject to finalization of debt allocations and mutual Board of Directors approval, through which PTS intends to spin off Elast Delaware. As a result of this agreement, upon consummation PTS would no longer be involved in the development of its current products. All assets related to the development of its medical devices will be transferred to or retained by Elast Delaware.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has no established source of revenue, has experienced net operating losses of $11,543,441 since inception, and a current net loss from operations of $93,317 and a working capital deficiency of $836,848. These factors raise substantial doubt about the company's ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES.

At June 30, 2003 and December 31, 2002, the company had no cash and equivalents. Our only external source of liquidity has been from the sale of our capital stock. There were no sales of capital stock in 2003 or 2002, compared to $412,257 in 2001.

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

ITEM 3.     CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer has evaluated the Company's disclosure controls and procedures and believes that the Company's disclosure controls and procedures are effective as of the end of the second quarter of 2003. During the second quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

None.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peter Chin
--------------------------
Peter Chin
President

August 30, 2003





                   CERTIFICATION PURSUANT TO THE SECURITIES
                             EXCHANGE ACT OF 1934,
                            RULES 13A-14 AND 15D-14
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

           a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

           d) disclosed in this quarterly report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's control over financial reporting.



Peter Chin
----------------------
Peter Chin
President
Date: August 30, 2003




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of PTS, Inc. a Nevada corporation (the "Company") on Form 10-QSB for the quarterly period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, President of the Company, certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Peter Chin
--------------------------
Peter Chin
President
August 30, 2003