Form 10-Q
period 2003-09-30
PTS INC/NV/
filed 2003-11-18
CIK 1080924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
         QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                           ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ------------------ to -----------------------




                                    PTS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


  NEVADA                    000-25485                             88-0380544
  --------------------------------------------------------------------------
  (State of                 (Commission                     (I.R.S. Employer
  organization)             File Number)                  Identification No.)



          3355 Mountain Spring Road - Suite 63, Las Vegas, Nevada 89102
          -------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code (702) 702-380-3811

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

     There are 22,208,626 shares of common stock issued and outstanding as of November 14, 2003.

                         PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS




                                    PTS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)



                                                                                     September 30,
                                                                                         2003
                                                                                   -----------------
                       ASSETS

               CURRENT ASSETS                                                      $               -

                                                                                   -----------------
                      TOTAL ASSETS                                                 $               -
                                                                                   =================

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

        CURRENT LIABILITIES
                  Accounts payable - trade                                         $         375,822
                  Accrued payroll taxes                                                       88,638
                  Due to related parties                                                     371,817
                  Short-term notes payable                                                    22,000
                  Deposits                                                                    14,972
                                                                                   -----------------
                     Total current liabilities                                               873,249
                                                                                   -----------------

               STOCKHOLDERS' DEFICIENCY
                  Common stock, $0.001 par value; 250,000,000 shares
                    authorized; 22,208,626 shares issued and outstanding                      22,209
                  Additional paid-in capital                                              11,031,664
                  Additional paid-in capital for warrants                                    205,000
                  Deficit accumulated during the development stage                       (11,580,742)
                                                                                   -----------------
                                                                                       (     321,869)

                  Stock subscription receivable                                        (     551,380)

                                                                                   -----------------
                     Total stockholders' deficiency                                    (     873,249)
                                                                                   -----------------

                     TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIENC~                 $               -
                                                                                   =================





..

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                      June 12,
                                                                                                                       1996
                                                     Three Months Ended                         Nine Months Ended   (Inception) to
                                                       September 30,                              September 30,      September 30,
                                                ------------------------------  ------------------------------
                                                   2003                2002         2003             2002              2003
                                                   ----------     ------------  -------------   --------------  -----------------

Revenue                                          $          -   $           -   $          -    $           -    $             -
                                                -------------   --------------  -------------   --------------  -----------------

Research and development                                   -                -              -                -            949,011
General and administrative expenses                   37,301           47,632        130,618          187,627          8,622,016
Impairment expense                                                                         -                -          2,048,608
                                                -------------   --------------  -------------   --------------  -----------------

Loss from operations                                 (37,301 )        (47,632 )     (130,618)        (187,627 )      (11,619,635)

Interest income                                            -                -              -                -             63,344
Interest (expense)                                         -                -              -                -        (    24,451)
                                                -------------   --------------  -------------   --------------  ----------------

Net loss                                         $   (37,301 )  $     (47,632 ) $   (130,618)   $    (187,627 ) $    (11,580,742)
                                                =============   ==============  =============   ==============  ================

Net loss per share - basic and diluted           $         -    $           -   $      (0.01)   $       (0.01 )
                                                =============   ==============   =============   ==============

Weighted average shares outstanding, basic and
diluted                                            2,094,496       22,258,626     22,070,716       22,258,626
                                                =============    ==============   =============   ==============










   The accompanying notes are an integral part of the condensed consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                              Period from
                                                                                                             June 12, 1996
                                                                     Nine Months Ended                       (Inception) to
                                                                       September 30,                          September 30,
                                                          ------------------------------------------
                                                                  2003                  2002                     2003
                                                          ------------------    --------------------     ------------------------
Cash flows from operating activities:
Net loss                                                  $        (130,618)    $          (187,627)     $           (11,580,742)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                        -                  15,900                       52,649
     Issuance of shares for services                                    900                       -                    4,761,835
     Impairment of long-lived asset                                       -                       -                    2,048,608
     Bad debt expense                                                     -                       -                      104,425
     Expenses paid by officer                                        28,318                       -                       67,817
     Subscription receivable settled with services                        -                       -                      350,000
     Loss on sale of asset                                                -                       -                        2,608
     Debt conversion expense                                              -                       -                      115,284
Decrease (increase) in assets:
     Advances to officer                                                  -                       -               (       26,893)
Increase (decrease) in liabilities:
     Accounts payable - trade                                        11,400                  12,990                      405,822
     Due to related parties                                          90,000                 142,510                      274,000
     Accrued payroll taxes                                                -                       -                      111,125
     Deposits                                                             -                  14,972                       14,972
                                                          ------------------    --------------------     ------------------------
Cash used in operating activities                                         -                  (1,255)                 ( 3,298,490)
                                                          ------------------    --------------------     ------------------------

Cash flows provided by (used in) investing activities:
Purchase of equipment                                                     -                       -                (      85,866)
Sale of property and equipment                                            -                       -                        5,000
                                                          ------------------    --------------------     ------------------------
Cash used in investing activities                                         -                       -                (      80,866)
                                                          ------------------    --------------------     ------------------------

Cash flows provided by (used in) financing activities:
Proceeds from issuance of convertible debt                                -                       -                      450,832
Payments on capital lease obligations                                     -                       -               (        8,732)
Acquisition of MedMark, Inc.                                              -                       -                       30,726
Proceeds from the exercise of warrants                                    -                       -                      189,990
Payment of common stock subscription receivable                           -                       -                      408,620
Proceeds from the issuance of common stock                                -                       -                    2,280,253
Proceeds from issuance of note                                            -                       -                       25,000
Payments on note                                                          -                       -                (       3,000)
Contribution to additional paid-in capital                                -                       -                        5,667
                                                          ------------------    --------------------     ------------------------
Cash provided by financing activities                                     -                       -                    3,379,356
                                                          ------------------    --------------------     ------------------------



        The accompanying notes are an integral part of the consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (UNAUDITED)



                                                                                                  Period from
                                                                                                 June 12, 1996
                                                    Nine Months Ended                           (Inception) to
                                                      September 30,                              September 30,
                                         ----------------------------------------------
                                             2003                       2002                         2003
                                         ------------------    ------------------------     ------------------------
Net decrease in cash                                     -                      (1,255)                   -
                                                                                                          -
Cash at beginning of period                              -                       1,255                    -
                                         ------------------    ------------------------     ------------------------
                                                                                                          -
Cash at end of period                    $               -     $                     -      $             -
                                         ==================    ========================     ========================

SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION:
Interest paid                            $               -     $                     -      $                 1,375
                                         ==================    ========================     ========================
Income taxes paid                        $               -     $                     -      $                 1,973
                                         ==================    ========================     ========================












          The accompanying notes are an integral part of the condensed consolidated financial statements.


                                    PTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                     Deficit     Less:
                                                                                    Detachable    Accumulated    Common
                                                  Common Stock            Additional   Stock        During the    Stock
                                        ------------------------------------
                                                              Price per   Paid-in    Purchase     Development  Subscription
                                         Shares    Amount      share      Capital    Warrants        Stage      Receivable   Total
                                        -------- ---------- ----------- ---------- ------------ -------------- ---------- ----------
Balance, June 12, 1996 (inception)            -  $       -           -  $      -             -  $           -      $     -  $

Shares issued for medical device        320,019        320           -        480            -              -            -
license                                                                                                                         800
Shares issued for legal services          2,133          2        3.15      6,717            -              -            -
                                                                                                                              6,719
Expenses paid by shareholder                  -          -           -      4,167            -              -            -
                                                                                                                              4,167
Shares issued in private placement       54,667         55        3.78    204,945            -              -     (10,000)  195,000
Net loss                                      -          -           -          -            -       (38,309)            -  (38,309)
                                        -------- ----------             ---------- ------------ -------------- ------------ --------
Balance, December 31, 1996              376,819        377           -    216,309            -       (38,309)     (10,000)  168,377
Expenses paid by shareholder                  -          -           -      1,500            -              -            -
                                                                                                                              1,500
Net loss                                      -          -           -          -            -       (62,722)            -
                                                                                                                            (62,722)
                                        -------- ----------             ---------- ------------ -------------- ------------ --------
Balance, December 31, 1997              376,819        377           -    217,809            -      (101,031)     (10,000)  107,155
Shares issued in reorganization         122,000        122           -     30,604            -              -            -   30,726

Shares sold in private placement         39,400         39        5.00    196,961            -              -            -  197,000
Payment of subscription receivable            -          -           -          -            -              -
                                                                                                                   10,000    10,000

Shares issued in exercise of warrants    50,664         51        3.75    189,939            -              -            -  189,990

Shares issued to consultant             100,747        101        3.75    377,697            -              -            -  377,798

Shares issued for services               27,000         27       15.09    407,338            -              -            -  407,365


..


                                    PTS, INC.
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


      FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                   Deficit      Less:
                                                                                  Detachable    Accumulated    Common
                                               Common Stock            Additional   Stock        During the    Stock
                                    ----------------------------------   Paid-in    Purchase     Development  Subscription
                                                           Price per    Capital    Warrants        Stage       Receivable   Total
                                      Shares   Amount       share       --------- ------------ -------------- --------- ----------
                                    --------- -----------  ------------
Shares issued to shareholder to
correct issuance error                 1,334      $    1         -      $     (1)  $       -      $       -  $      -    $      -
Net loss                                   -           -         -              -          -    (1,102,374)         -   (1,102,374)
                                    --------- -----------           ------------------------- -------------- --------- -------------
Balance, December 31, 1998           717,964         718         -                         -    (1,203,405)         -
                                                                    1,420,347                                              217,660
Shares sold in private placement
                                      20,590          21     14.97    308,229              -              -         -      308,250
Shares sold in private placement
                                      50,000          50     10.00    294,932        205,000              -         -      499,982
Shares issued for consulting services
                                       2,613           2     15.36     40,150              -              -         -       40,152
Shares issued research and
development activities                 5,000           5     14.80     73,995              -              -         -       74,000
Net loss                                   -           -         -        -                 -     (976,928)         -     (976,928)

                                    --------- -----------           ------------------------- -------------- --------- -------------
Balance, December 31, 1999           796,167         796         -  2,137,653        205,000    (2,180,333)         -       163,116
Shares sold in registered offering    18,333          18     14.00    256,650              -              -         -       256,668

Shares sold in a registered offering   9,000           9     11.11     99,991              -              -         -       100,000

Shares issued in investor relation     5,000           5     17.69     88,445              -              -         -        88,450
services
Shares issued in investor relation     5,000           5     23.13    115,620              -              -         -       115,625
services
Shares issued in investor relation       640           1     24.38     15,600              -              -         -        15,601
services
Shares issued to officer for
  compensation                        12,500          13     21.25    265,613              -              -         -       265,626







                                    PTS, INC.
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                    Deficit      Less:
                                                                                     Detachable  Accumulated   Common
                                                   Common Stock           Additional  Stock       During the    Stock
                                           -----------------------------
                                                              Price per    Paid-in   Purchase    Development Subscription
                                           Shares  Amount       share      Capital   Warrants       Stage     Receivable      Total
                                           ------- -------- ---------  ------------------- --------------------------- ------------
Shares issued to officer for compensation   1,900    $   2    $  12.65    $  24,033   $     -     $       -   $       - $     24,035
Shares subject to litigation               26,600       27                      (27)        -             -           -            -
Shares issued in settlement of a dispute    4,000        4        7.10                      -             -           -       28,400
                                                                             28,396

Shares issued in investor relation         13,800       14        7.17                      -             -           -       99,000
services                                                                     98,986
Shares issued in investor relation         30,000       30        7.23                      -             -           -      216,900

services                                                                    216,870
Shares sold in private placement            5,000        5       10.00                      -             -           -       50,000
                                                                             49,995
Shares issued for research and             10,000       10        5.00                      -             -           -       50,000
development consulting                                                       49,990
Shares issued in investor relation         15,000       15        9.00                      -             -           -      135,000
services                                                                    134,985
Shares issued for legal services           10,000       10        9.00                      -             -           -       90,000
                                                                             89,990
Shares issued for debt conversion          50,000       50       11.77      588,552         -             -           -      588,602
Shares sold in a registered offering        5,000        5        5.00       24,995         -             -           -       25,000
Shares issued in investor relation         40,000       40        4.20      167,960         -             -           -      168,000
services
Shares issued in investor relation         34,000       34        8.75      297,465         -             -           -      297,499
services
Shares sold in a registered offering        5,000        5        5.00       24,995         -             -           -       25,000
Shares issued in investor relation          2,500        3        7.81       19,522         -             -           -       19,525
services
Shares sold in a registered offering        6,429        6        3.50       22,494         -             -           -       22,500

..


                                    PTS, INC.
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (C0NTINUED)

       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)
                                                                                                   Deficit       Less:
                                                                                     Detachable  Accumulated    Common
                                                   Common Stock            Additional  Stock      During the    Stock
                                           ------ -----------------------
                                                               Price per    Paid-in  Purchase   Development  Subscription
                                             Shares   Amount    Share      Capital    Warrants      Stage      Receivable    Total
                                           ------------------ --------- ----------------------- ------------- ------------ ---------
Shares sold in a registered offering          6,061 $      6  $   3.30  $     19,994 $       -  $          -  $         - $  20,000
Shares sold in a registered offering, net    21,938       22      2.74        60,098         -             -            -    60,120
of $10,080 commission
Shares sold in a registered offering, net     4,762        5      1.78         8,495         -             -            -     8,500
of $1,500 commission
Shares sold in a registered offering, net    11,111       11      1.53        16,988         -             -            -    16,999
of $3,000 commission
Shares sold in a registered offering, net     1,081        1      1.57         1,699         -             -            -     1,700
of $300 commission
Shares sold in a registered offering, net     5,333        5      1.59         8,495         -             -            -     8,500
of $1,500 commission
Shares issued in investor relation services   7,500        8      2.50        18,742         -             -            -    18,750
Shares sold in a registered offering, net    12,000       12      1.06        12,738         -             -            -    12,750
of $2,250 commission
Shares sold in a registered offering, net    15,000       15      1.19        17,835         -             -            -    17,850
of $3,150 commission
Shares sold in a registered offering for    260,000      260      0.35        90,740         -             -      (91,000 )      -
notes receivable
Shares sold in a registered offering         10,000       10      0.68         6,740         -             -            -     6,750
Shares sold in a registered offering         10,000       10      0.70         6,990         -             -            -     7,000
Shares sold in a registered offering          5,000        5      0.75         3,745         -             -            -     3,750
Shares sold in a registered offering         26,000       26      0.70        18,149         -             -            -    18,175
Shares sold in a registered offering         10,000       10      0.65         6,490         -             -            -     6,500
Shares issued for legal services            100,000      100      0.56        55,900         -             -            -    56,000
Net loss                                          -        -                       -         -   (3,132,112)            -(3,132,112)
                                            --------  -------------------- ----------- ---------------------------------------------
Balance, December 31, 2000                1,611,655     1612               5,172,611   205,000   (5,312,445)     (91,000)   (24,222)





                                    PTS, INC.
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                      Deficit       Less:
                                                Common Stock                           Detachable   Accumulated    Common
                                      -------------------------------   Additional       Stock      During the     Stock
                                                            Price per    Paid-in        Purchase    Development   Subscription
                                         Shares     Amount   share       Capital        Warrants      Stage       Receivable   Total
                                      ----------  --------  ------- ---------------  ------------ ------------- --------------------
Balance, December 31, 2000            1,611,655   $  1,612             $  5,172,611  $   205,000   $(5,312,445)   $(91,000)$(24,222)

Shares sold in a registered offering
during the three months ended
 March 31, 2001                          10,000         10     1.00           9,990                                          10,000
Shares sold in a registered offering
during the three months ended
March 31, 2001                          278,000        278     0.50         138,722                                         139,000
Shares sold in a registered offering
during the three months ended
March 31, 2001                          122,500        123     0.40          48,877                                          49,000
Shares sold in a registered offering
during the three months ended
March 31, 2001                          128,158        128     0.35          44,727                                          44,855
Shares sold in a registered offering
during the three months ended
March 31, 2001                           66,875         67     0.32          21,333                                          21,400
Shares sold in a registered offering
during the three months ended
March 31, 2001                           16,667         17     0.30           4,983
                                                                                                                              5,000
Shares sold in a registered offering
during the three months ended
March 31, 2001                           20,000         20     0.25           4,980                                           5,000
Shares sold in a registered offering
during the three months ended
March 31, 2001                           60,000         60     0.17           9,942                                          10,002
Shares sold in a registered offering
during the three months ended M
arch 31, 2001                            62,500         63     0.16           9,937                                          10,000
Shares issued for services during the
three months ended March 31, 2001        41,666         42     0.53          22,091                                          22,133
Shares issued for services during the
three months ended March 31, 2001       269,285        269     0.48         109,083                                         109,352
Shares issued for services during the
three months ended March 31, 2001        50,000         50     0.44          21,825                                          21,875
Shares issued for services during the
three months ended March 31, 2001       160,715        161     0.28          45,032                                          45,193
Shares issued for services during the
three months ended March 31, 2001       121,500        122     0.25          30,253                                          30,375
Shares issued for services during the
three months ended March 31, 2001       159,375        159     0.19          29,724                                          29,883




                                    PTS, INC.
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (C0NTINUED)


       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                      Deficit      Less:
                                                   Common Stock                         Detachable  Accumulated   Common
                                           ------------------------------  Additional   Stock      During the    Stock
                                                                Price per   Paid-in     Purchase  Development Subscription
                                            Shares   Amount       share     Capital     Warrants     Stage     Receivable     Total
                                           ------------------------------------------- --------- -----------------------  ---------
Shares subscribed during the three months
ended March 31, 2001                       750,000  $   750    $   0.47  $  349,250   $                        (350,000)   $      -
Shares sold in a registered offering
during the three months ended June 30,      66,667       67        0.15       9,933                                          10,000
2001
Shares sold in a registered offering
during the three months ended June 30,     100,000      100        0.10       9,900                                          10,000
2001
Shares sold in a registered offering
during the three months ended June 30,     150,000      150        0.08      11,850                                          12,000
2001
Shares sold in a registered offering
during the three months ended June 30,      83,333       83        0.06       4,917                                           5,000
2001
Shares sold in a registered offering
during the three months ended June 30,     100,000      100        0.05       4,900                                           5,000
2001
Shares sold in a registered offering
during the three months ended June 30,     200,000      200        0.03       5,800                                           6,000
2001
Shares issued for services during the
three months ended June 30, 2001            61,000       61        0.66      40,199                                          40,260
Shares issued for services during the
three months ended June 30, 2001           270,000      270        0.38     100,980                                         101,250
Shares issued for services during the
three months ended June 30, 2001           100,000      100        0.31      30,900                                          31,000
Shares issued for services during the
three months ended June 30, 2001           575,500      576        0.21     120,279                                         120,855
Shares issued for services during the
three months ended June 30, 2001           775,000      775        0.18     138,725                                         139,500
Shares issued for services during the
three months ended June 30, 2001           125,000      125        0.12      14,875                                          15,000
Shares issued for services during the
three months ended June 30, 2001           325,000      325        0.08      25,675                                          26,000
Shares issued for services during the
three months ended June 30, 2001           600,000      600        0.06      35,400                                          36,000




                                    PTS, INC.
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONTINUED)


       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                  Deficit       Less:
                                                     Common Stock                    Detachable  Accumulated   Common
                                           ------------------------------ Additional Stock      During the     Stock
                                                               Price per   Paid-in   Purchase   Development  Subscripti
                                              Shares    Amount   share     Capital   Warrants      Stage      Receivabl    Total
                                           ----------  ------------------ --------------------- ------------- --------------------
Shares issued for services during the
three months ended June 30, 2001            225,000     225    0.10         22,275                                          22,500

Reverse Stock Split 1:20 on June 30, 2001
                                         (7,301,126) (7,304)                 7,304                                               -
                                           ----------  ------------------ --------------------- ------------- --------------------
Balance,   June 30, 2001 (Post              384,270     384              6,657,272    205,000   (5,312,445)    (441,000) 1,109,211
           stock-split)
Shares sold in a registered offering
during the three months ended Sept 30,       60,000      60     0.83        49,940                                          50,000
2001
Shares sold in a registered offering
during the three months ended Sept 30,       24,096      24     0.83        19,976                                          20,000
2001
PTS - Hong Kong asset purchase acquisition
                                         20,000,000  20,000     0.10     1,980,000                                       2,000,000

Shares issued for services during the
three months ended September 30, 2001       246,725     247    2.45       604,229                                         604,476


Stock subscription                          450,000     450    2.11       949,550                              (950,000)     -

Shares issued for services during the
three months ended September 30, 2001        50,000      50    1.01        50,450                                          50,500

Shares issued for services during the
three months ended September 30, 2001       205,333     205    0.95       194,861                                         195,066

Shares issued for services during the
three months ended September 30, 2001        25,000      25    0.85        21,225                                          21,250

Shares issued for services during the
three months ended September 30, 2001       375,000     375    0.80       299,625                                         300,000

Shares issued for services during the
three months ended September 30, 2001        10,000      10    0.72         7,190                                           7,200

Shares issued for services during the
three months ended September 30, 2001        95,000       9    0.67        63,555                                          63,650
Shares issued for services during the
three months ended September 30, 2001        60,000      60    0.55        32,940                                          33,000





                                    PTS, INC.
                          (A Development Stage Company)


     CONDENSED CONSOLIATED STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONTINUED)

       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                 Deficit        Less:
                                                Common Stock                      Detachable   Accumulated     Common
                                  ---------------------------------  Additional     Stock       During the      Stock
                                                          Price per   Paid-in      Purchase     Development   Subscription
                                    Shares      Amount      share     Capital      Warrants       Stage        Receivable    Total
                                  ---------- ----------  ---------- ------------ ------------  ------------  -------------- ------
Shares issued for services
  during the three months
  ended December 31, 2001           20,000         20        0.45       8,980                                                 9,000

Shares issued for services
  during the three months
  ended December 31, 2001           50,000         50        0.43      21,450                                                21,500
Shares issued for services
  during the three months
  ended December 31, 2001          220,000        220        0.40      87,780                                                88,000

Cancelled share issuances
  - various                        (16,798)       (16)       0.70     (12,309)                                              (12,325)
Net loss                                           --                      --                     (5,662,980)            (5,662,980)
Payments made to subscription
  receivable                                       --                      --                                     398,620   398,620
Subscription receivable
  written-off                                      --                      --                                      91,000    91,000

Subscription receivable
  settled with services                 --         --                      --             --            --        350,000   350,000
                                  ---------- ----------          ------------    ------------  ------------  -------------- -------

Balance, December 31, 2001      22,258,626     22,259              11,036,714        205,000     (10,975,425)    (551,380)  262,832)


Cancellation of shares
  October 2002                    (200,000)      (200)                 (5,800)                                               (6,000)

Net loss                                --         --                      --             --        (474,699)        --    (474,699)
                                 ---------- ----------           ------------    ------------  ------------  -------------- -------
Balance,  December 31, 2002     22,058,626     22,059              11,030,914        205,000     (11,450,124)    (551,380) (743,531)


Shares issued for services,
  September 9, 2003                150,000        150       0.006         750             --              --           --       900

Net loss                                --         --                      --             --        (130,618)          --  (130,618)

                                ---------- ----------            ------------    ------------  ------------  -------------- -------

Balance, September 30, 2003     22,208,626     22,209           $  11,031,664        205,000    $(11,580,742)  $ (551,380) (873,249)
                                =====================           ===================================================================



The accompanying notes are an integral part of the condensed consolidated financial statements.


                                    PTS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 -     DEVELOPMENT STAGE OPERATIONS

             DEVELOPMENT STAGE OPERATIONS

          PTS, Inc. (a company in the development stage since its formation on June 12, 1996) (the "Company") has a limited operating history with no revenues and no products or operable technology ready for the market. The Company was engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results. Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product, or alternatively, to develop a new business plan. This new plan would involve real estate development or acquisition of operating companies or assets. Development of the medical device has been suspended at this time. Management's plans are discussed further in the Going Concern portion of Note 1.

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

          As a result of this agreement, upon consummation PTS would no longer be involved in the development of its current products. It is therefore concentrating on its potential real estate development activities and potential investments in companies located in China, which develop and market information and technology based software and hardware applications, along with other merger, acquisition or business opportunities. Pursuant to the agreement, Elast Delaware will assume certain liabilities, the amount of which has yet to be finalized, which are included in the September 30, 2003 balance sheet.

                                    PTS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 -   DEVELOPMENT STAGE OPERATIONS (Continued)

           GOING CONCERN

          The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $11,580,742 since inception, had a net loss of $130,618 for the nine months ended September 30, 2003, and has a working capital deficiency and stockholders' deficiency of $873,249 as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          The Company has suspended development and testing of its principal products. The Company does not anticipate significant expenditures on acquisition or development of other products during this year. The Company is continuing its efforts to acquire certain companies in China, the acquisition of which the Company believes will be accretive and complimentary to the Company's existing business efforts. The Company is also pursuing potential reverse merger opportunities as well as other potential business opportunities that may become available through related parties. As no formal agreements have been completed, there exists the possibility that the contemplated opportunities will not be concluded. Additionally, the Company is considering the implementation of a real estate development business plan.

          It will be necessary to raise funds to consummate potential acquisitions and implement its real estate development plan. The Company may not be able to raise the necessary funds to accomplish either of these plans.

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             INTERIM FINANCIAL INFORMATION

          The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with United States generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained

                                   PTS, INC.
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          in Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results of operations to be expected for the full year.

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

             LOSS PER COMMON SHARE

          Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company has no outstanding options or warrants, basic and diluted loss per share are the same for the periods ended September 30, 2003 and 2002.

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

                                    PTS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

          In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

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

                                    PTS, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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


NOTE 2 -     STOCKHOLDERS' DEFICIT

          On September 9, 2003 the Company issued 150,000 shares of common stock, valued at $900, for services.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

MANAGEMENT'S PLAN OF OPERATIONS

The company was engaged in the development of two separate diagnostic tools: its allergy testing device and its chiropractic outcome-measuring instrument. Research and development of the company's products has been suspended, and the company is currently exploring the possibility of entering the real estate development business.

As a development stage company, we have incurred net losses since inception through September 30, 2003 of $11,580,742. To date the company has not generated revenues from the commercialization of any products. The company does not anticipate significant expenditures on acquisition or development of other products during this year.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has no established source of revenue, has experienced net operating losses of $11,580,742 since inception, and a current net loss from operations of $130,618 and a working capital deficiency of $873,249. These factors raise substantial doubt about the company's ability to continue as a going concern.

Without realization of additional capital, it would be unlikely for the company to continue as a going concern. The company has suspended development and testing of its principal products. The company does not anticipate significant expenditures on acquisition or development of other products during this year.

The company is continuing its efforts to acquire certain companies in China, the acquisition of which the company believes will be accretive and complimentary to the company's existing business efforts. The company is also pursuing potential reverse merger opportunities as well as other potential business opportunities that may become available through related parties. As no formal agreements have been completed, there exists the possibility that the contemplated opportunities will not be concluded. Additionally, the company is considering the implementation of a real estate development business plan. It will be necessary to raise funds to consummate potential acquisitions and implement its real estate development plan. The company may not be able to raise the necessary funds to accomplish either of these plans.

LIQUIDITY AND CAPITAL RESOURCES.

At September 30, 2003 and December 31, 2002, the company had no cash and equivalents. Our only external source of liquidity has been from the sale of our capital stock and advances from officers. There were no sales of capital stock in 2003 or 2002, compared to $412,257 in 2001.

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

ITEM 3.              CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and Principal Accounting Officer has evaluated the Company's disclosure controls and procedures and believes that the Company's disclosure controls and procedures are effective as of the end of the third quarter of 2003. During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, the Company's control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 9, 2003 the Company issued 150,000 shares of common stock, valued at $900, for services.

ITEM 5.              OTHER INFORMATION

None.

ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits:

31.1 Certificate of the Chief Executive Officer and Principal Accounting Officer of PTS,Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1 Certificate of the Chief Executive Officer and Principal Accounting Officer of PTS,Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 /s/ Peter Chin
--------------------------
Peter Chin
President

November 14, 2003