Form 10KSB
period 2003-12-31
PTS INC/NV/
filed 2004-04-30
CIK 1080924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from -------------- to ---------------------


                          Commission File No. 000-25485

                                    PTS, INC.
        (Exact name of small business issuer as specified in its charter)



            Nevada                                         88-0380544
-------------------------------                         -----------------
(State or other jurisdiction of                         (I.R.S. Employer
organization) Identification No.)

3355 Spring Mountain Road, Suite 66, Las Vegas, NV                 89102
--------------------------------------------------               ----------
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (702) 380-3811


     Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

     Title of class: Common Stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

PTS's revenues for its most recent fiscal year (2003): $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 12, 2004 was $.0055.

The number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2004 is 259,100,505 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PTS, INC.

                                TABLE OF CONTENTS

                                                                        Page
Forward Looking Statements................................................ 3

                                     PART I
Item 1.   Description of Business......................................... 4
Item 2.   Description of Properties....................................... 6
Item 3.   Legal Proceedings............................................... 6
Item 4.   Submission of Matters to a Vote of Security Holdera............. 6

                                     PART II
Item 5.   Market for Common Equity and Related Stockholder Matters
          and Small Business Purchases of Equity Securities............... 6
Item 6.   Management's Discussion and Analysis or Plan of Operation....... 7
Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..........................10
Item 8A.  Controls and Procedures.........................................10

                                    PART III
Item  9. Directors and Executive Officers of the Registrant...............11
Item 10. Executive Compensation...........................................11
Item 11. Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...............12
Item 12. Certain Relationships and Related Transactions...................12
Item 13  Exhibits, Lists and Reports on Form 8-K..........................12
Item 14  Principal Accountant Fees and Services...........................13

                           FORWARD LOOKING STATEMENTS

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. The Company cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this information statement or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "explore", "consider", "anticipate", "intend", "could", "estimate", "plan", or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

o    Our ability to raise capital necessary to implement our business plan.

o    Our ability to finance and complete planned product development.

o    Our ability to employ and retain qualified management and employees.

o Changes in the demand for our products and services, including the impact from changes in governmental regulation.

o    The degree and nature of our competition.

o    Our ability to generate sufficient cash to pay our creditors.

o Disruption in the economic and financial conditions primarily from the impact of terrorist attacks in the United States and overseas, threats of future attacks, police and military activities and other disruptive worldwide political events.

We are also subject to other risks detailed from time to time in other Securities and Exchange Commission filings and elsewhere in this report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

                                     PART I

Item 1. Description of Business.

Development of the Company.

PTS, Inc. (the "Company") was incorporated in the State of Nevada on November 5, 1996 under the name Med Mark, Inc. In 1998, Elast Technologies Corporation, a Delaware corporation, ("Elast") merged with and into Elast Merger, Inc., a Nevada corporation, which was a wholly-owned subsidiary of the Company. On or about June 29, 1998, the Company filed articles of amendment changing its name to Elast Technologies, Inc. Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. ("PTS"), a Nevada corporation, merged into the Company. The Company was the surviving company and changed its name to PTS, Inc. The executive offices of the company are located at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102. The Company's telephone number is (702) 380-3811.

In 1996, the Company entered into a licensing agreement with Dr. Robert D. Milne and acquired the rights to develop, test, manufacture, and market Dr. Milne's patented allergy-testing device ("Elast Device", U.S. Patent No. 5413113, issued on or about May 9, 1995). Dr. Milne was a board-certified family practice physician with extensive experience in allergy testing and preventative medicine. The company has not spent significant amounts of time or expense during its last two fiscal years on research and development activities relating to the ELAST Device.

On June 25, 2002 the Company and Elast entered into a Separation and Distribution Agreement, subject to finalization of debt allocations and mutual Board of Directors approval, through which the Company intended to spin off Elast by distributing to its shareholders ratably all the shares of Elast common stock to the Company's shareholders of record on June 25, 2002.

On August 30, 2002 the Company and Elast amended the agreement to clarify the distribution date to occur on or about December 31, 2002. According to the amended agreement, the distribution date may be delayed by the mutual consent of the parties. The distribution date has in fact been delayed until further notice.

Effective June 2001, the Company issued 450,000 shares of its common stock to acquire all of the issued and outstanding common shares of an inactive company, PTS, Inc. PTS' only asset was a note receivable in the amount of $1,000,000, which was received by PTS as consideration for the issuance of 150,000 shares of its common stock. The note was retired through return of stock in fiscal 2004.

Effective July, 2001, the Company issued 20,000,000 shares of its common stock, valued at $2,000,000, to acquire 70% of the issued and outstanding common shares of PTS Hong Kong Ltd., a Hong Kong corporation ("PTS HK"). The principal assets of PTS HK consists of an agreement with Shanghai Information Investment Technology Development, Inc, a subsidiary of Shanghai Information Investment, Inc., to do business, participate with, acquire, and/or joint venture with various business in China. The license had a fair market value of $2,000,000 at the date of issuance and was fully impaired at December 31, 2001, due to the uncertainty of the ultimate realization of the carrying amount of the asset.

On November 23, 2003, the Company acquired PTS Products International, Inc. ("PTSPI"), a Nevada corporation incorporated on October 10, 2003, and, through PTSPI, holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus trademarked the "Glove Box." It has also acquired the exclusive right in China and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box. The development of this product has not yet reached the point of manufacture. The consideration paid was 20,000,000 shares of common stock, valued at $200,000. PTSPI had no operations prior to the acquisition; its sole asset was the Glove Box license. The president of the Company owns a majority of the capital stock of PTSPI.

The Glove Box(TM) solves a long-standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a small filing cabinet), users select from two glove sizes, slip their hands through sealed openings into air-filled gloves, then hit a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box is its unique design feature that permits the dispensing of un-powdered gloves that, without use of the Glove Box, are increasingly the cause of both contamination and communicable health problems.

Strategy

Through two key initiatives, PTSPI is positioned to take full advantage of its rights to manufacture and distribute the Glove Box(TM).

o Manufacturing - Through an exclusive license with Glove Box, Inc., PTSPI will manufacture the Glove Box(TM) in China for worldwide use. PTSPI is currently in negotiations with manufacturing firms in China to join with the Glove Box(TM) design team in bringing the product from alpha and beta designs into full-scale production.

o Distribution - Through its strong, established relationships, PTSPI seeks to penetrate China's rapidly expanding medical and dental markets. Other key relationships will permit rapid deployment into other industries.

Marketing

The Company will market the Glove Box(TM) through Chinese distribution companies with strong networks throughout China and active agents in the following major application markets:

o    Medical
o    Dental
o    Laboratory
o    Manufacturing

Competition

The Glove Box(TM) is the only product that currently offers contamination reduction through automated glove dispensing. With recent viral and medical scares (SARS, Anthrax, Ebola), the worldwide need for protective and sterile gloves is rising dramatically fueled by third-world nations with an urgent requirement for improved sterile and protective measures. With its simple use, attractive price point and the pronounced reduction of contaminants, the Glove Box(TM) is well positioned as the right product at the right time.

New Business Segment

The Company recently purchased 100 Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer. If the Company can sell the first order of unit, it intends to continue this business. Designed for the paraplegic and quadriplegic as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise. It is a motorized machine that works off 120 volt household current. The Flexiciser is simple to use as no transferring out of the wheelchair is necessary. The control panel has a 60 minute timer, a speed control that goes 0-60 RPM, and an on/off rocker switch. It can be used passive or manually up to 60 lbs of resistance on the arms for maximum strength.

Employees.

PTS currently has four employees. Management has and is using consultants for business, accounting, engineering and legal services until anticipated revenues become realized. Further, the company plans to make extensive use of licensing and manufacturing agreements with third parties.

Available Information

The SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information regarding PTS. The Company also maintains a website at www.ptspi.com.

Item 2. Description of Property.

The Company does not own any real property and occupies office space from a non-affiliated person on a month to month basis.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 2003, no actions were approved by the stockholders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is presently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol PTSO. The following table sets forth, for the fiscal quarters indicated, the high and low close price quotations for the Company's common stock as reported on the OTCBB. The quotations reflect inter-dealer quotations without retail markup, markdown or commission, and may not represent actual transactions.

                                                     High           Low
                                                    -------        -------
Fiscal Year Ended December 31, 2002:
   First Quarter                                      0.25           0.08
   Second Quarter                                     0.20           0.05
   Third Quarter                                      0.09           0.02
   Fourth Quarter                                     0.05           0.01
Fiscal Year Ended December 31, 2003:
   First Quarter                                      0.02           0.01
   Second Quarter                                     0.02           0.01
   Third Quarter                                      0.05           0.01
   Fourth Quarter                                     0.03           0.01

Stockholders of Record

As of April 12, 2004, the Company had approximately 271 stockholders of record.

Dividends

The Company has never declared or paid any dividends on its common stock. The Company currently intends to retain any earnings for use in the business and therefore does not anticipate paying any dividends in the near future. Dividends on the Company's common stock can be paid lawfully only out of current and retained earnings and surplus of the company, when, and if, declared by the Board of Directors. The Company has not declared or paid any dividends on the common stock; and there is no assurance dividends will be paid in the foreseeable future. The payment of dividends in the future rests within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other factors, which the Board of Directors deems relevant.

Unregistered sales of securities during the past two years:

During the year ended December 31,2003, the Company issued the following unregistered securities: 1,790,000 shares were issued for services; the shares were valued at $15,660: 20,000,000 shares were issued for the acquisition of PTSPI; the shares issued were valued at $200,000.

Item 6. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Critical Accounting Policy and Estimates.

Our management's discussion and analysis of financial condition and results of operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to them consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Results of Operations

Years ended December 31, 2003 and 2002

Company Overview
General Overview

The Company was engaged in the development of two separate diagnostic tools: an allergy testing device and an chiropractic outcome-measuring instrument. Research and development of these products has been suspended; and the Company is currently developing an apparatus known as the Glove Box. The Glove Box(TM) solves a long-standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a small filing cabinet), users select from two gloves sizes, slip their hands through sealed openings into air-filled gloves, then hit a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box(TM) is its unique design feature that permits the dispensing of un-powdered gloves that are increasingly the cause of both contamination and communicable health problems.

As a development stage company, the Company has incurred net losses since inception through December 31, 2003 of approximately $11,888,363, and, to date, the Company has not generated revenues from the commercialization of any products.

The Company anticipates significant expenditures on the development of The Glove Box(TM)during this year.

It will be necessary to raise funds to develop The Glove Box(TM). The Company may not able to raise the necessary funds to complete development of its product.

On June 25, 2002 the Company and its wholly owned subsidiary, Elast, entered into a Separation and Distribution Agreement, subject to finalization of debt allocations and mutual Board of Directors Approval, through which the Company intends to spin off Elast. As a result of this agreement, upon consummation, the Company would no longer be involved in the development of medical devices. All assets related to the development of medical devices would be transferred to or retained by Elast.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $11,888,363 since inception, and a current net loss from operations of $438,239, a working capital deficiency of $652,240 and has a negative cash flow from operations of $112,854. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company was engaged in the development of two separate diagnostic tools: an allergy testing device and an chiropractic outcome-measuring instrument. Research and development of these diagnostic tools has been suspended, and the Company is currently developing an apparatus known as the Glove Box.

It will be necessary to raise funds to continue development of the Glove Box. The Company may not be able to raise the necessary funds to accomplish its plans.

Operating results 2003 compared to 2002

Comparison of the Year Ended December 31, 2003 with the Year Ended December 31, 2002.

Overall expenses increased by $8,516 to $483,215 in 2003 from $474,699 in 2002. Research and development activities were $11,499 in 2003, with no comparable expense in 2002. This increase results from the acquisition of PTSPI in 2003 and development activities on the Glove Box. Changes in items included in general and administrative expenses are as follows: Officers' compensation decreased by $24,000 to 120,000 in 2003 from $144,000 in 2002. Professional fees decreased by $113,238 to $34,415 in 2003 from $147,654 in 2002; other expenses, including share based compensation, investor relations, travel, entertainment and other, decreased by $17,136 to $117,301 in 2003 from $134,437 in 2002. The Company also incurred merger and acquisition cost paid with stock.

Liquidity and Capital Resources

At December 31, 2003, the Company had cash and equivalents of $146,179. The Company had no cash at December 31, 2002. Our only external source of liquidity has been from the sale of capital stock. Sales of capital stock in 2003 generated cash proceeds of $259,033 in 2003, compared to none in 2002.

Over the past three years, the company incurred significant operating losses and utilized significant amounts of cash to fund operations. The company is in a critical stage in its transition from the development of its medical related products to the development of the Glove Box. The company will continue to seek sources of financing to facilitate this development.

Impact from Recent Accounting Pronouncements

The Company does not expect the adoption of recent accounting pronouncements will have a significant effect on the Company's financial statement presentation or disclosures. See "Recent Accounting Pronouncements" in Note 1 to the financial statements.

Other Considerations

The Company is subject to many risks factors detailed below and elsewhere in this report and from time to time in other Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect results of operations and prospects and whether forward-looking statements made by it ultimately prove to be accurate. The following risk factors represent items that management desires to highlight, in addition to forward looking statements described at the beginning of this report, to help investors better understand the potential risks and rewards of PTS's business.

The Company may not be able to raise sufficient funds to develop the Glove Box in which case it have no business but will continue to pay expenses connected with remaining a public company..

The Glove Box may not work as planned in which case the Company will be unable to market it.

The market of hospitals and medical officers may not be receptive to the Glove Box in which case revenues will be low or non-existent.

Competition may develop even if the Glove Box is initially commercially successful and the Company may not be able to meet competition either on a price nor technological basis.


Public   company   legislative   and  regulatory   requirements,   such  as  the
Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause expenses to increase.

The Company is committed to full regulatory compliance and high standards of corporate governance and expects that legal, accounting and professional fees could increase in 2004. The cost of regulatory compliance could strain its limited resources as well as divert attention of its relatively small management team from daily business operations.

Item 7. Financial Statements

The financial statements required by this Item 7 are included in this Annual Report on Form 10-KSB following Item 14 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003, (the "Evaluation Date"), as concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Directors are elected by holders of the common stock. Officers serve at the will of the board. The Company may indemnify directors and officers against damages which qualify, in the opinion of the disinterested members of the board, for indemnification under Nevada law and its bylaws. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted to directors, officers or persons controlling the Company pursuant to Nevada law and its bylaws, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the laws and is therefore unenforceable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The members of the board of directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

Name                Age   Position
Peter Chin          56    President, Treasurer and Director

Peter Chin is the President, Treasurer and sole director of the Company.

In 2002, Peter Chin became the sole officer and director of the Company. In 2001, he served as a consultant to the Company. In 2000 and 1999, Mr. Chin was an independent business consultant. Since 1993, Mr. Chin has served as a director of the Golden Arrow Group of Companies, USA, involved hotel and land management in China.

Audit Committee and Code of Ethics

The Company's Board of Director has not yet appointed an audit committee. The Company is in the process of taking steps to establish a written code of ethics.


Compliance with Section 16(a) of the Exchange Act

Directors, officers, and beneficial owners of more than ten percent of the Company's common stock are required to file reports of ownership as required by
Section 16(a) of the Exchange Act. Since the date the Company became subject to the reporting requirements of the Exchange Act, the sole directors and officer has filed Forms 3, 4 or 5 as appropriate.

Item 10. Executive Compensation.

The following table sets forth the compensation paid during the past year to the Company's chief executive officer. The Company did not pay any non-cash current compensation or long term compensation to the officers during the year.

Any compensation received by officers, directors, and management personnel of the company will be determined from time to time by the Board of Directors of the company. Officers, directors, and management personnel of the company will be reimbursed for any out-of-pocket expenses incurred on behalf of the company. Officers' compensation, in the aggregate, decreased to $120,000 during the year ended 2003 from $144,000 during the year ended 2002.

Compensation to the Company's officers is specified on the following chart:

                           Cash         Total
                 Stock     Compensation Compensation
                 --------  ------------ ------------
Peter Chin                 120,000      120,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table sets forth each person known to the company, as of April 13, 2003, to be a beneficial owner of five percent (5%) or more of the company's common stock, by the company's directors individually, and by all of the company's directors and executive officers as a group.

Ownership of Officers and Directors:

Common Stock            Peter Chin (1)                     859,500      3.9%

Common Stock            All directors and officers         859,500      3.9%
                        as a group(1 person)
----------------------------------------

(1) Shares of the Company's common stock are held by (i) Peter Chin; and (ii) Peter Chin's spouse, Sandy Chin.

Item 12. Certain Relationships and Related Transactions

Due to Related Parties

In 2003, Peter Chin paid $40,912 of operating expenses on behalf of the Company.

In 2002, Peter Chin paid $34,999 of operating expenses on behalf of the Company.

At December 31, 2003, the Company had accrued $274,000 of compensation expense to two officers and shareholders. The amount accrued at December 31, 2002 was $214,000.

Item 13. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K.

PTS did not file any reports on Form 8-K during the last quarter of 2003.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees billed by the former accountant were $10,000 and $750 in 2002 and 2003, respectively. The fees billed by Weinberg & Company in 2003 were $20,073.

Audit Related Fees

The Company's principal accountants did not bill it any fees during our fiscal years ended December 31, 2003 and 2002 for any assurance and related services.

Tax Fees

The Company's principal accountants did not bill it any fees for tax compliance, tax advice and tax planning for fiscal years ended December 31, 2003 and 2002.

Other Fees

The Company's accountants did not bill us for any services or products other than as reported above in this Item 14 during fiscal years ended December 31, 2003 and 2002 respectively.

                           PTS, INC AND SUBSIDIARIES

                         (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
PTS, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of PTS, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PTS, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss from operations of $438,239, a negative cash flow from operations of $112,854 for 2003 and has a working capital deficiency of $652,240 and a stockholders' deficiency of $651,365 as of December 31, 2003. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinberg & Company, P.A.
Weinberg & Company, P.A.
Boca Raton, Florida
April 6, 2004

                                    PTS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                        December 31,
                                             ----------------------------------
                                                  2003              2002
                                             ----------------  ----------------
                                     ASSETS


CURRENT ASSETS
   Cash                                        $    146,179
   Prepaid Rent
                                                        405     $           -
                                             ----------------  ----------------
       Total current assets                         146,584                 -


Deposits                                                875                 -

                                             ----------------  ----------------
       TOTAL ASSETS                           $     147,459      $          -
                                             ================  ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable - trade                   $     359,278      $    373,422
   Accrued payroll taxes                             79,638            79,638
   Due to related parties                           337,908           253,499
   Short-term notes payable -
     due to related party                            22,000            22,000
   Deposit payable                                        -            14,972
                                             ----------------  ----------------
       Total current liabilities
                                                    798,824           743,531
                                             ----------------  ----------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.001 par value;
     800,000,000 shares
     authorized; 76,848,626 and
     22,058,626 shares issued and outstanding        76,849            22,059
     in 2003 and 2002, respectively
   Additional paid-in-capital                    11,506,529        11,030,914
   Additional paid-in-capital for warrants          205,000           205,000
   Deficit accumulated during the
     development stage                          (11,888,363)     ( 11,450,124)
                                             ----------------  ----------------
                                                    (99,985)         (192,151)
   Stock subscription receivable                   (551,380)         (551,380)
                                             ----------------  ----------------

       Total stockholders' deficiency              (651,365)         (743,531)
                                             ----------------  ----------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY                    $     147,459      $          -
                                             ================  ================

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    PTS, INC.
                          (A Development Stage Company)
                     CONSLOLIDATED STATEMENTS OF OPERATIONS




                                                                                       Period from
                                                                                      June 12, 1996
                                                           For the Year Ended         (Inception) to
                                                                December 31,           December 31,
                                                 -----------------------------------
                                                       2003              2002              2003
                                                 ----------------- ----------------- -----------------

Revenue                                           $         -        $        -          $       -

                                                 ----------------- ----------------- -----------------

Operating costs and expenses
     General and operating expenses                       271,716          426,091         8,647,830
     Research and development                              11,499                -           960,510
     Debt conversion expense                                    -                -           115,284
     Impairment of assets                                       -           48,608         2,048,608
     Merger and acquisition costs                         200,000                            200,000
                                                 ----------------- ----------------- ---------------
       Total operating costs and expenses                 483,215          474,699        11,972,232
                                                 ----------------- ----------------- -----------------

Other Income (Expense)
Gain on extinguishments of debt                            44,972                             44,972
Interest income                                                 4                -            63,348
Interest expense                                                -                -           (24,451)
                                                 ----------------- ----------------- -----------------

       Total other income, net                             44,976                             83,869
                                                 ----------------- ----------------- -----------------

Net loss                                          $      (438,239)    $   (474,699)    $ (11,888,363)
                                                 ================= ================= =================

Net loss per basic and diluted share              $         (0.02)      $    (0.03)
                                                 ================= =================


Weighted average shares outstanding,
     basic and diluted                                 26,413,968      22,225,293
                                                     ==============   =============


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003



                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------

Balance, June 12, 1996                       -      $     -        -  $        -         -  $               $      -      $      -
(inception)                                                        -                     -                         -
Shares issued for medical device       320,019          320        -         480         -            -            -
license                                                                                                                        800
Shares issued for legal services         2,133            2     3.15       6,717         -            -            -
                                                                                                                             6,719
Expenses paid by shareholder                 -            -        -       4,167         -            -            -
                                                                                                                             4,167
Shares issued in private                54,667           55     3.78     204,945         -            -      (10,000)
placement                                                                                                                  195,000
Net loss                                     -            -        -           -         -      (38,309)           -       (38,309)
                                  ------------- ------------            ----------- --------- ------------- ------------- ----------
Balance, December 31, 1996             376,819          377        -     216,309         -      (38,309)      (10,000)     168,377

Expenses paid by shareholder                 -            -        -       1,500         -            -             -
                                                                                                                             1,500
Net loss                                     -            -        -           -         -      (62,722)            -
                                                                                                                           (62,722)
                                  ------------- -------------           ----------- --------- ------------- ------------- ----------
Balance, December 31, 1997             376,819          377        -     217,809         -     (101,031)      (10,000)     107,155

Shares issued in reorganization        122,000          122        -      30,604         -            -             -
                                                                                                                            30,726
Shares sold in private placement        39,400           39     5.00     196,961         -            -             -
                                                                                                                           197,000
Payment of subscription
receivable                                   -            -        -           -         -            -        10,000       10,000

Shares issued in exercise of            50,664           51     3.75     189,939         -            -             -
warrants                                                                                                                   189,990

Shares issued to consultant            100,747          101     3.75     377,697         -            -             -
                                                                                                                           377,798
Shares issued for services              27,000           27    15.09     407,338         -            -             -
                                                                                                                           407,365


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003




                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------
Shares issued to shareholder to
correct issuance error                    1,334     $    1        -    $     (1)   $      -   $         -     $     -   $         -

Net loss                                      -          -        -            -          -    (1,102,374)          -    (1,102,374)
                                     ----------- ----------            ------------ ------------- ------------- ------------ -------
Balance, December 31, 1998              717,964        718        -   1,420,347           -    (1,203,405)          -       217,660

Shares sold in private placement
                                         20,590         21    14.97     308,229           -             -           -       308,250

Shares sold in private placement
                                         50,000         50    10.00     294,932     205,000             -           -       499,982

Shares issued for consulting
services                                  2,613          2    15.36      40,150           -             -           -        40,152

Shares issued research and
development activities                    5,000          5    14.80      73,995           -             -           -        74,000

Net loss                                      -          -        -           -           -      (976,928)          -      (976,928)
                                     ----------- ----------           ------------ ------------- ------------- ------------ --------
Balance, December 31, 1999              796,167        796        -   2,137,653     205,000    (2,180,333)          -       163,116

Shares sold in registered offering       18,333         18    14.00     256,650           -             -           -       256,668

Shares sold in a registered offering      9,000          9    11.11      99,991           -             -           -       100,000

Shares issued in investor relation        5,000          5    17.69      88,445           -             -           -        88,450
services
Shares issued in investor relation        5,000          5    23.13     115,620           -             -           -       115,625
services
Shares issued in investor relation          640          -    24.38      15,600           -             -           -        15,600
services
Shares issued to officer for             12,500         13    21.25     265,613           -             -           -       265,626
compensation



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003



                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------


Shares issued to officer for          1,900    $     2   $  12.65     $ 24,033     $      -    $       -     $      -   $  24,035
compensation

Shares subject to litigation         26,600         27          -          (27)           -            -            -           -

Shares issued in settlement of a      4,000          4       7.10       28,396            -            -            -      28,400
dispute

Shares issued in investor relation   13,800         14       7.17       98,986            -            -            -      99,000
services

Shares issued in investor relation   30,000         30       7.23      216,870            -            -            -     216,900
services

Shares sold in private placement      5,000          5      10.00       49,995            -            -            -      50,000

Shares issued for research and       10,000         10       5.00       49,990            -            -            -      50,000
development consulting

Shares issued in investor relation   15,000         15       9.00      134,985            -            -            -     135,000
services

Shares issued for legal services     10,000         10       9.00       89,990            -            -            -      90,000

Shares issued for debt conversion    50,000         50      11.77      588,552            -           -             -     588,602

Shares sold in a registered offering 10,000         10       5.00       49,990            -           -             -      50,000

Shares issued in investor relation   40,000         40       4.20      167,960            -           -             -     168,000
services

Shares issued in investor relation   34,000         34       8.75      297,465            -           -             -     297,499
services

Shares issued in investor relation    2,500          3       7.81       19,522            -           -             -      19,525
services

Shares sold in a registered offering  6,429          6       3.50       22,494            -           -             -      22,500


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------

Shares sold in a registered offering    6,061   $     6  $   3.30  $    19,994   $        -  $         -  $          -  $   20,000

Shares sold in a registered            21,938        22      2.74       60,098            -            -             -      60,120
 offering, net of $10,080 commission

Shares sold in a registered             4,762         5      1.78        8,495            -            -             -       8,500
 offering, net of $1,500 commission

Shares sold in a registered            11,111        11      1.53       16,988            -            -             -      16,999
 offering, net of $3,000 commission

Shares sold in a registered             1,081         1      1.57        1,699            -            -             -       1,700
 offering, net of $300 commission

Shares sold in a registered             5,333         5      1.59        8,495            -            -             -       8,500
 offering, net of $1,500 commission

Shares issued in investor relation      7,500         8      2.50       18,742            -            -             -      18,750
 services

Shares sold in a registered            12,000        12      1.06       12,738            -            -             -      12,750
 offering, net of $2,250 commission

Shares sold in a registered            15,000        15      1.19       17,835            -            -             -      17,850
 offering, net of $3,150 commission

Shares sold in a registered           260,000       260      0.35       90,740            -            -       (91,000)          -
 offering for notes receivable

Shares sold in a registered offering   10,000        10      0.68        6,740            -            -             -       6,750

Shares sold in a registered offering   36,000        36      0.70       25,139            -            -             -      25,175

Shares sold in a registered offering    5,000         5      0.75        3,745            -            -             -       3,750

Shares sold in a registered offering   10,000        10      0.65        6,490            -            -             -       6,500

Shares issued for legal services      100,000       100      0.56       55,900            -            -             -      56,000

Net loss                                    -         -                      -            -   (3,132,112)            -
                                                                                                                         (3,132,112)
                                    -----------  -------- -------  ------------  ----------- ------------ -------------   ----------
Balance, December 31, 2000          1,611,655     1,612              5,172,611      205,000   (5,312,445)      (91,000)     (24,222)

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------

Balance, December 31, 2000            1,611,655  $  1,612             $5,172,611   $ 205,000  $(5,312,445) $  (91,000)   $  (24,222)

Shares sold in a registered
offering during the three months          10,000            10     1.00        9,990                                         10,000
ended March 31, 2001

Shares sold in a registered
offering during the three months         278,000           278     0.50      138,722                                        139,000
ended March 31, 2001

Shares sold in a registered
offering during the three months         122,500           123     0.40       48,877                                         49,000
ended March 31, 2001

Shares sold in a registered
offering during the three months         128,158           128     0.35       44,727                                         44,855
ended March 31, 2001

Shares sold in a registered
offering during the three months          66,875            67     0.32       21,333                                         21,400
ended March 31, 2001

Shares sold in a registered
offering during the three months          16,667            17     0.30        4,983                                          5,000
ended March 31, 2001

Shares sold in a registered
offering during the three months         141,500           142     0.25       35,233                                         35,375
ended March 31, 2001

Shares sold in a registered
offering during the three months          60,000            60     0.17        9,942                                         10,002
ended March 31, 2001

Shares sold in a registered
offering during the three months          62,500            63     0.16        9,937                                         10,000
ended March 31, 2001

Shares issued for services during
the three months ended March 31, 2001     41,666            42     0.53       22,091                                         22,133

Shares issued for services during
the three months ended March 31, 2001    269,285           269     0.48      109,083                                        109,352

Shares issued for services during
the three months ended March 31, 2001     50,000            50     0.44       21,825                                         21,875

Shares issued for services during
the three months ended March 31, 2001    160,715           161     0.28       45,032                                         45,193

Shares issued for services during
the three months ended March 31, 2001    159,375           159     0.19       29,724                                         29,883


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------
Shares subscribed during the three
months ended March 31, 2001          750,000     $     750    $   0.47   $   349,250  $                  (350,000)     $         -

Shares sold in a registered
offering during the three months      66,667            67        0.15         9,933                                        10,000
ended June 30, 2001

Shares sold in a registered
offering during the three months     100,000           100        0.10         9,900                                        10,000
ended June 30, 2001

Shares sold in a registered
offering during the three months     475,000           475        0.08        37,525                                        38,000
ended June 30, 2001

Shares sold in a registered
offering during the three months     683,333           683        0.06        40,317                                        41,000
ended June 30, 2001

Shares sold in a registered
offering during the three months     100,000           100        0.05         4,900                                         5,000
ended June 30, 2001

Shares sold in a registered
offering during the three months     200,000           200        0.03         5,800                                         6,000
ended June 30, 2001

Shares issued for services during
the three months ended June 30, 2001  61,000            61        0.66        40,199                                        40,260

Shares issued for services during
the three months ended June 30, 2001 270,000           270        0.38       100,980                                       101,250

Shares issued for services during
the three months ended June 30, 2001 100,000           100        0.31        30,900                                        31,000

Shares issued for services during
the three months ended June 30, 2001 575,500           576        0.21       120,279                                       120,855

Shares issued for services during
the three months ended June 30, 2001 775,000           775        0.18       138,725                                       139,500

Shares issued for services during
the three months ended June 30, 2001 125,000           125        0.12        14,875                                        15,000



                  The accompanying notes are an integral part
                         of the consolidated financial
statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------
Shares issued for services during
the three months ended June 30, 2001  225,000        225      0.10      22,275                                               22,500

Reverse Stock Split 1:20 on June
30, 2001                           (7,301,126)    (7,304)                7,304                                                    -
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------
Balance,  June 30, 2001 (Post
stock-split)                          384,270        384              6,657,272     205,000   (5,312,445)    (441,000)    1,109,211

Shares sold in a registered
offering during the three months       84,096         84       0.83      69,916                                              70,000
ended Sept 30, 2001

PTS - Hong Kong asset purchase
acquisition                        20,000,000     20,000       0.10   1,980,000                                           2,000,000

Shares issued for services during
the three months ended September      246,725        247       2.45     604,229                                             604,476
30, 2001

Stock subscription                    450,000        450       2.11     949,550                              (950,000)            -

Shares issued for services during
the three months ended September       50,000         50       1.01      50,450                                              50,500
30, 2001

Shares issued for services during
the three months ended September      205,333        205       0.95     194,861                                             195,066
30, 2001

Shares issued for services during
the three months ended September       25,000         25       0.85      21,225                                              21,250
30, 2001

Shares issued for services during
the three months ended September      375,000        375       0.80     299,625                                             300,000
30, 2001

Shares issued for services during
the three months ended September       10,000         10       0.72       7,190                                               7,200
30, 2001

Shares issued for services during
the three months ended September       95,000         95       0.67      63,555                                              63,650
30, 2001

Shares issued for services during
the three months ended September       60,000         60       0.55      32,940                                              33,000
30, 2001


                  The accompanying notes are an integral part
                         of the consolidated financial
statements.

                                    PTS, INC.
                          (A Development Stage Company)
               Consolidated STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- --------  ---------  ----------- ------------  -------------   ---------
Shares issued for services during
the three months ended December 31,
2001                                     20,000        20       0.45       8,980                                              9,000

Shares issued for services during
the three months ended December 31,
2001                                     50,000        50       0.43      21,450                                             21,500

Shares issued for services during
the three months ended December 31,
2001                                    220,000       220       0.40      87,780                                             88,000

Cancelled share issuances - various     (16,798)      (16)      0.70     (12,309)                                           (12,325)

Net loss                                                -                      -              (5,662,980)                (5,662,980)
Payments made to subscription
receivable                                              -                      -                              398,620       398,620

Subscription receivable written-off                     -                      -
                                                                                                               91,000        91,000
Subscription receivable settled                        -
with services                                                                                                 350,000       350,000
                                     -----------  ---------           ----------  ----------- ------------  ----------     --------
Balance,  December 31, 2001                                           11,036,714   205,000    (10,975,425)   (551,380)     (262,832)
                                     22,258,626    22,259

Cancellation of shares October 2002    (200.000)     (200)                (5,800)                                            (6,000)

Net Loss                                                                                         (474,699)                 (474,699)
                                     -----------  ---------           ----------  ----------- ------------  ----------   ----------
Balance, December 31, 2002           22,058,626    22,059             11,030,914   205,000    (11,450,124)   (551,380)     (743,531)

Shares issued for cash               33,000,000    33,000        .01     226,033                                            259,033

Employee stock compensation
                                                                          45,712                                             45,712
Shares transferred by stock
for services                                                              10,000                                             10,000

Shares issued for acquisition        20,000,000    20,000        .01     180,000                                            200,000

Shares issued for services            1,790,000     1,790        .01      13,870                                             15,660

Net loss
                                                                                                 (438,239)                 (438,239)
                                     ----------- ---------           ------------ ----------  ------------   -----------  ----------
Balance December 31, 2003            76,848,626  $ 76,849            $11,506,529  $205,000   $(11,888,363)  $(551,380)   $(651,365)
                                     =========== ========= ========  ============ ==========  ============  ===========  ===========



                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                       PTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              Period from
                                                                                             June 12, 1996
                                                        For the Year Ended                   (Inception) to
                                                           December 31,                        December 31,
                                                        --------------------------------
                                                             2003              2002              2003
                                                        -------------------------------------------------

Cash flows from operating activities:
Net loss                                                $  (438,239)       $ (474,699)       $(11,888,363)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                   -            15,900              52,649
      Issuance of shares for services                        25,660            (6,000)          4,786,595
       Issuance of shares for acquisition                   200,000                               200,000
       Compensation from stock awards                        45,712                                45,712
       Impairment of assets                                       -            48,608           2,048,608
       Bad debt expense                                           -                -              104,425
       Expenses paid by officer                              40,912            34,999              80,411
       Subscription receivable settled with services              -                -              350,000
       Loss on sale of asset                                      -                -                2,608
       Debt conversion expense                                    -                -              115,284
       Gain on extinguishments of debt                      (44,972)                              (44,972)

       Decrease (increase) in assets:
       Advances to officer                                       -                 -              (26,893)
       Other assets                                              -              2,922                  -
       Prepaid rent                                            (405)                -                (405)
       Deposits                                                (875)                                 (875)
     Increase (decrease) in liabilities:
       Accounts payable - trade                              15,107           218,043             409,529
       Due to related parties                                43,497           144,000             227,497
       Accrued payroll taxes                                    749                 -             111,874
       Deposit payable                                            -            14,972              14,972
                                                          ----------       -----------        -------------
      Cash used in operating activities                    (112,854)           (1,255)         (3,411,344)
                                                          ----------       -----------        -------------
Cash flows from investing activities:
      Purchase of equipment                                      -                 -              (85,866)
      Sale of property and equipment                             -                 -                5,000
                                                         ----------       -----------        -------------
      Cash used in investing activities                          -                 -              (80,866)
                                                         ----------       -----------        -------------
Cash flows from financing activities:
      Proceeds from issuance of convertible debt                 -                 -              450,832
      Payments on capital lease obligations                      -                 -               (8,732)
      Acquisition of MedMark, Inc.                               -                 -               30,726
      Proceeds from the exercise of warrants                     -                 -              189,990
      Payment of common stock subscription receivable            -                 -              408,620
      Proceeds from issuance of common stock               259,033                 -            2,539,286
      Proceeds from issuance of note                             -                 -               25,000
      Payments on note                                           -                 -              (3,000)
      Contribution to additional paid-in capital                 -                 -               5,667
                                                         ----------       -----------        -------------
      Cash provided by financing activities                259,033                 -            3,638,389
                                                         ----------       -----------        -------------
Net increase (decrease) in cash                            146,179             (1,255)            146,179
Cash at beginning of period                                      -              1,255                   -
                                                         ----------       -----------        -------------
Cash at end of period                                    $ 146,179        $        -         $    146,179
                                                         ==========       ===========        =============



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                    PTS, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                  Period from
                                                                 June 12, 1996
                                         For the Year Ended     (Inception) to
                                            December 31,         December 31,
                                        --------------------     -------------
                                             2003      2002         2003
                                        ---------- ---------      ------------


SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION:


Interest paid                             $    -    $    -      $   1,375
                                         ========= =========   =============
Income taxes paid                         $    -    $    -      $   1,973
                                         ========= =========    ============





















                   The accompanying notes are an integral part of the consolidated financial statements.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 NATURE OF OPERATION

     Development Stage Operations

     PTS, Inc. (a company in the development stage since its formation on June 12, 1996) (the "Company") has a limited operating history with no revenues and no products or operable technology ready for the market. The Company was engaged in the ongoing development of its first marketable product, a non-invasive medical device to test for human bio-voltage measurement with real time, quantifiable, visually displayed results. Management's efforts through October 2003 have focused primarily on the raising of equity capital through the sale of its common stock and the development of the medical device. On November 23, 2003, the Company acquired PTS Products International, Inc. ("PTSPI"). PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement. It also has acquired the exclusive right in China and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to a license agreement. The development of this product has not yet reached the point of manufacture. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of the Glove Box. Management's plans are discussed further in the Going Concern Note 3.

     Background

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

     As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the December 31, 2003 consolidated balance sheet.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries, Elast Delaware, PTS Hong Kong Ltd. ("PTS HK") and PTSPI. All significant intercompany transactions have been eliminated. Elast Delaware and PTS HK were inactive in 2003.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     Cash Equivalents

     For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

     Credit Concentrations

     At times, the Company may exceed the FDIC limit of $100,000 in one banking institution. There was no uninsured amount at December 31, 2003.

     Equipment

     Equipment was recorded at cost and depreciated using the straight-line method over the expected useful lives. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized. The Company's property and equipment consists of equipment, computers and software with expected useful lives of 3 - 5 years.

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

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell (see Note 3).

     Research and Development Costs

     Research and development costs are charged to operations as they are incurred.

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

     Disclosures about Fair Value of Financial Instruments

     The carrying amount of the Company's financial instruments, which include cash, account payable-trade, due to related parties, notes payable and deposits payable approximate their fair values at December 31, 2003 and 2002. The stock subscription receivable included in the statement of stockholders' equity is not considered to be a financial instrument.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     Stock-Based Compensation

     Statement on Accounting Financial Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company granted no stock options in 2003 or 2002. Accordingly, no proforma information, as required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" is presented or required.

     Earnings (Loss) per Common Share

     SFAS No. 128, "Earnings Per Share" requires  presentation of basic earnings
     (loss) per share and diluted earnings per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. These potentially dilutive securities were not included in the calculation of loss per share for the years ended December 31, 2003 and 2002 because the Company incurred a loss during such periods and thus their effect would have been anti-dilutive. Accordingly, basic and diluted loss per share are the same for the years ended December 31, 2003 and 2002. As of December 31, 2003 and 2002, potentially dilutive securities consisted of outstanding common stock purchase warrants to acquire 2,500 shares.

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

     Comprehensive Income

     The Company has no items of other comprehensive income (loss) for the years ended December 31, 2003 and 2002.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     Recent Accounting Pronouncements

     In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

     Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of

     Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003

     Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

     SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

     Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

     The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosures.

NOTE 3 GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $11,888,363 since inception, had a net loss of $438,239 and a negative cash flow from operations of $112,854 for the year ended December 31, 2003, and has working capital and stockholders' deficiencies of $652,240 and $651,365, respectively, as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     PTS, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement. It also has acquired the exclusive right in China and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to a license agreement. The development of this product has not yet reached the point of manufacture. Management is in the process of raising sufficient capital to complete development and testing of the Glove Box.


NOTE 4 - ACQUISITION

     On November 23, 2003, the Company acquired all of the issued and outstanding shares of PTSPI in a transaction accounted for as a purchase. The consideration paid was 20,000,000 shares of common stock, valued at $200,000. PTSPI had no assets or operations prior to the acquisition; its sole asset was the letter of intent to obtain the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box. The development of this product has not yet reached the point of manufacture. The entire cost of the acquisition has been charged to merger and acquisition cost at the date of acquisition. The major shareholder of PTSPI is an officer of PTS, Inc.

     The 20,000,000 shares were issued in February, 2004; the shares are reflected as issued and outstanding in the financial statements, since the Company was contractually obligated to issue those shares at the date of acquisition.

NOTE 5 - EQUIPMENT

     Depreciation expense for the years ended December 31, 2003 and 2002 was $nil and $15,900, respectively. During the year ended December 31, 2002, the Company recorded an impairment loss on its remaining equipment of $48,608.

NOTE 6 - INCOME TAXES

     Significant components of the Company's deferred income tax assets at December 31, 2003 and 2002 are as follows:

                                           2003                      2002
                                   -------------------       -------------------

 Deferred income tax asset:
 Net operating loss carry forward    $      605,000           $       547,000
 Impairment expense                         561,000                   561,000
                                   -------------------       -------------------

Total deferred income tax asset           1,166,000                 1,108,000
 valuation allowance                     (1,166,000)               (1,108,000)
                                   -------------------       -------------------

Net deferred income tax asset          $          -              $          -
                                   ===================       ===================

     The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

                                                2003                  2002
                                            --------------        -------------

 Tax expense at the U.S. statutory
  income tax rate                              (34.0)  %            (34.0)  %
 Increase in the valuation allowance            34.0                 34.0
                                            --------------        -------------

 Effective income tax rate                         -   %               -    %
                                            ==============        =============

     The Company has available net operating loss carry forwards of approximately $1,778,000.There may be significant limitations on the future utilization of net operating loss carry forward due to ownership changes in the Company. The net operating loss carryforwards expire 2021 through 2023.

NOTE 7 - RELATED PARTY TRANSACTIONS

     In November, the Company acquired all of the issued and outstanding shares of PTSPI, whose majority shareholder is an officer of the Company. See Note 4

     Due to Related Parties

     In 2003 and 2002, an officer and stockholder of the Company paid $40,912 and $34,999, respectively, of operating expenses on behalf of the Company.

     At December  31,  2003 and 2002,  the  Company  had  accrued  $205,500  and
     $145,500, respectively, of compensation expense due to an officer and stockholder.

     At December 31, 2003 and 2002, the Company owed a former officer $68,500 (See Note 12).

     On November 11, 2001, an officer assumed a note of the Company. The officer issued 40,000 privately owned shares as payment for the debt. The amount due to the officer at December 31, 2003 and 2002 was $22,000.

     Due from Related Party

     An officer has stock subscriptions due to the Company of $551,380 as of December 31, 2003 and 2002 (See Note 12).

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     License Agreement

     PTSPI has acquired the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box. It has also acquired the exclusive right in China and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box. Pursuant to the license, the Company will pay the licensor 10% of gross revenue of units sold. The initial license period is through December 31, 2005. After the initial period, the Company will pay a minimum payment based on minimum sales. The minimum amounts will be established by the parties in the first quarter of 2005. The license will renew automatically for three year terms unless either party advises the other 90 days prior to the expiration of the agreement of their intent not to renew. Also, pursuant to the acquisition of PTSPI, should PTSPI obtain the licensing rights for China, the Company will pay the former PTSPI shareholders $500,000. For all other contries, the fee is $100,000 per license. The fee may be paid in cash or in common stock.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

     Employment Taxes

     The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies. Since inception, the Company paid $1,052,893 in compensation to three of its officers upon which taxes were not withheld nor remitted to the appropriate governmental authorities. If, as a result of not withholding employment taxes, the employees incur an income tax liability that ultimately results in a deficiency, the Company becomes contingently responsible, if the employees cannot or do not satisfy that liability. Since inception, the Company is contingently liable for these taxes, penalties, and interest, which approximate $393,000. The employer portion of the payroll-related taxes, $79,638, has been recorded as a liability by the Company as of December 31, 2003 and 2002.

     Operating Leases

     The Company is not currently obligated under any operating leases. Rent expense for the two years ended December 31, 2003 and 2002 was $750 and $1,440, respectively. Rent was paid month to month at $250 per month (See
     Note 12).

NOTE 9 - STOCK-BASED COMPENSATION

     On October 18, 2003, the Company established the 2003 Employee Bonus Stock Plan (the "Bonus Plan") and the 2003 Directors and Consultants Stock Plan (the "Stock Plan").

     Pursuant to the Bonus Plan, the Company may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to this plan is 50,000,000.

     Pursuant to the Directors and Consultants Stock Plan, compensation for service to directors or consultants may be payable in whole or in part in shares of common stock pursuant to the plan at the deemed issuance price of the fair market value of the common stock on the date of the issuance of such shares. The maximum number of shares which may be issued pursuant to this plan is 10,000,000.

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     During 1999, the Company's Board of Directors adopted a Stock Option Plan and granted options to purchase 750 shares of the Company's common stock to two members of the Board of Directors.

     The following summarizes information about stock options of the Company granted and outstanding at December 31, 2003:

                                                                        Exercise
                                             Options                   Price
                                           --------------        --------------

     Outstanding at beginning of year            500                $   300
     Granted                                       -                      -
     Exercised                                     -                      -
     Expired                                    (500)                     -
                                           --------------        --------------

     Outstanding at end of year                    -                $   300
                                           ==============        ==============

NOTE 10 - STOCK PURCHASE WARRANTS

     The Company's private placement offering of stock in 1999 was accomplished with the sale of 2,500 units comprised of one share of common stock and one stock purchase warrant. The stock purchase warrants were immediately exercisable. The stock purchase warrants provide for an exercise price of $480 and expire in July 2004. To date, none of the stock purchase warrants have been exercised. At December 31, 2003 and 2002, 2,500 shares of common stock were reserved for this purpose.

NOTE 11 - STOCK TRANSACTIONS

     During the year ended December 31, 2003 the Company:

o Issued 33,000,000 shares of common stock for cash proceeds of $259,033. These shares were issued pursuant to the Bonus Plan described in Note 9. The shares were sold below fair value; an expense for the intrinsic value of $45,712 has been recorded in the statement of operations. o Issued 20,000,000 shares of common stock for the acquisition of PTSPI. o Issued 1,790,000 shares of common stock, valued at $15,660, for services.

     During the year ended December 31, 2002 the Company cancelled 200,000 shares of common stock, valued at $6,000, which had previously been issued for services.

     Shares Issued for Acquisition

     Effective June 2001, the Company issued 450,000 shares of common stock to acquire all of the issued and outstanding common shares of PTS, Inc. ("PTS"). PTS was inactive until June 2001. PTS' only asset was a note receivable in the amount of $1,000,000, with a present value of $950,000, which was received by PTS as consideration for the issuance of 150,000 shares of common stock. The balance of the note receivable is shown in the consolidated financial statements as a reduction of stockholders' equity. (See Note 12.)

                                    PTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE12 - SUBSEQUENT EVENTS

     Subsequent to December 31, 2003 the Company:

o Adopted the 2004 Employee Bonus Stock Plan (the "2004 Bonus Plan") and the 2004 Directors and Consultants Stock Plan (the "2004 Stock Plan"). The terms of the plans are similar to those of the 2003plans described in Note
     9. The maximum number of shares which may be issued pursuant to the 2004 Bonus Plan and the 2004 Stock Plan are 68,000,000 shares and 2,000,000 shares, respectively.

o    Issued 65,000,000 shares of common stock for cash proceeds of $485,000.

o Entered into a consulting agreement in relation to management advisement, strategic planning and marketing in connection to the Glove Box. The Company issued 6,000,000 shares of common stock in relation to this agreement.

o Agreed to issue 3,500,000 shares of common stock, along with a cash payment of $10,000, to settle a related party debt of $68,500.

o Cancelled 248,121 shares of common stock as settlement of the unpaid portion of the note receivable for common stock of $551,380.

o Amended the Articles of Incorporation to authorize 800,000,000 shares of common stock and 100,000,000 shares of preferred stock.

o Entered into a rental agreement with rent paid month to month at $405 per month.

NOTE 13 RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year balance sheet to conform to the current year presentation. In the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, the Company reported amounts payable to directors for directors fees of $9,000 as a component of accrued payroll taxes. In 2003, the Company reported the directors fees in accounts payable. In order to conform the prior period presentation of the directors fees to the current period presentation, the Company has reclassified the $9,000 of directors fees at December 31, 2002 to accounts payable in the consolidated balance sheet presented elsewhere herein.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc.
(Registrant)




      /s/Peter Chin
  By: ---------------
      Peter Chin,
      President and Chief Executive Officer
      Principal Financial and Accounting Officer


Date:  April 26, 2004


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/Peter Chin
By: ---------------
      Peter Chin, President and Chief Executive Officer
       Principal Financial and Accounting Officer

Date:  April 26, 2004

                                                                    Exhibit 31

                                    PTS, INC.

                                  CERTIFICATION

I, Peter Chin, certify that:

1.   I have reviewed this Form 10-KSB of PTS, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15-(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated:  April 26, 2004                             /s/Peter Chin
                                                  -------------------------
                                                  Peter Chin
                                                  Chief Executive Officer and
                                                  Principal Accounting Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The  undersigned  hereby  certifies,  pursuant to, and as required by, 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of PTS, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Annual Report on Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April 26, 2004                             /s/Peter Chin
                                                  -------------------------
                                                  Peter Chin
                                                  Chief Executive Officer and
                                                  Principal Accounting Officer