Form 10-Q
period 2004-03-31
PTS INC/NV/
filed 2004-05-24
CIK 1080924

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ----- to -----

                        Commission file number 000-05485

                                    PTS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


           Nevada                                                 88-0380544
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

3355 Spring Mountain Road, Suite 66, Las Vegas, NV                 89102
--------------------------------------------------               ----------
(Address of principal executive offices)                         (Zip Code)


                    Issuer's telephone number: (702) 380-3811

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: May 10, 2004, 281,100,505 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                                    PTS, INC.


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          Page

Item 1.   Financial Statements (unaudited)

Condensed consolidated Balance Sheet as of March 31, 2004                  3

Condensed consolidated Statements of Operations for the
     Three Months ended March 31, 2004 and 2003                            4

Consolidated Statement of Stockholders' Equity for the
     period June 12, 1996(inception) to March 31, 2004                     5

Condensed consolidated Statements of Cash Flows for the
     Three Months ended March 31, 2004 and 2003                           13

Notes to Condensed consolidated Financial Statements                      15

Item 2.  Management's Discussion and Analysis                             21

Item 3.  Controls and Procedures                                          23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                23

Item 2.  Changes in Securities and Use of Proceeds                        23

Item 3.  Defaults Upon Senior Securities                                  23

Item 4.  Submission of Matters to a Vote of Security Holders              23

Item 5.  Other Information

List of Exhibits                                                          24


Signatures                                                                25

Item 6.  Exhibits                                                         26

                                    PTS, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
   Cash                                                         $     158,151
    Prepaid inventory                                                  40,000
    Receivable for stock purchase                                      21,600
                                                               ----------------
       Total current assets
                                                                      219,751

Intangible assets, net                                              1,146,250


Deposits                                                                  875

                                                               ----------------
       TOTAL ASSETS                                             $   1,366,876
                                                               ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                    $     332,972
    Accrued payroll taxes                                              79,638
    Due to related parties                                            497,239
    Short-term notes payable - due to related party                    22,000
                                                               ----------------
       Total current liabilities                                      931,849
                                                               ----------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value; 800,000,000 shares
       authorized; 251,100,505 shares issued and outstanding          251,101
   Additional paid-in-capital                                      12,595,744
   Deferred stock based compensation                                  (30,000)
   Deficit accumulated during the development stage               (12,381,818)
                                                               ----------------

       Total stockholders' equity                                     435,027
                                                               ----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   1,366,876
                                                               ================

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements

                                    PTS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                       Period from
                                                                                      June 12, 1996
                                                     For the Three Months Ended       (Inception) to
                                                              March 31,                 March 31,
                                                 -----------------------------------
                                                       2004              2003              2004
                                                 ----------------- ----------------- -----------------

Revenue                                          $      -           $
                                                                                     $
                                                                          -                 -
                                                 ----------------- ----------------- -----------------

Operating costs and expenses
     General and operating expenses                  461,703            39,576         9,109,533
     Research and development                         31,791                 -           992,301

     Debt conversion expense                               -                 -           115,284

     Impairment of assets                                  -                 -         2,048,608

     Merger and acquisition costs                          -                 -           200,000
                                                 ----------------- ----------------- -------------
       Total operating costs and expenses            493,494            39,576        12,465,726

                                                 ----------------- ----------------- ------------

Other Income (Expense)

Gain on extinguishments of debt                          -                                44,972

Interest income                                         43                  -             63,391

Interest expense                                        (4)                 -            (24,455)
                                                 ----------------- ----------------- ------------

       Total other income, net                          39                  -             83,908
                                                 ----------------- ----------------- ------------


Net loss                                       $ ( 493,455)       $ (  39,576)     $ (12,381,818)
                                                 =================  ================ ============



Net loss per basic and diluted share             $  (0.00)        $    (0.00)
                                                 ==========       =============

Weighted average shares outstanding,
     basic and diluted                        162,429,184         22,058,626
                                              =============      ==============


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
     OR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004



                                                                                              Deficit       Less:
                                                 Common Stock                    Detachable  Accumulated    Common
                                     -------------------------------  Additional    Stock    During the     Stock
                                                           Price per  Paid-in      Purchase  Development  Subscription
                                       Shares      Amount     Share    Capital     Warrants    Stage       Receivable        Total
                                     -----------  --------- -------- ---------  ----------- ------------  -------------   ----------

Balance, June 12, 1996                       -      $     -        -  $        -         -  $               $      -      $      -
(inception)                                                        -                     -                         -
Shares issued for medical device       320,019          320        -         480         -            -            -
license                                                                                                                        800
Shares issued for legal services         2,133            2     3.15       6,717         -            -            -
                                                                                                                             6,719
Expenses paid by shareholder                 -            -        -       4,167         -            -            -
                                                                                                                             4,167
Shares issued in private                54,667           55     3.78     204,945         -            -       (10,000)     195,000
placement
Net loss                                     -            -        -           -         -      (38,309)           -       (38,309)
                                  ------------- ------------            ----------- --------- ------------- ------------- ----------
Balance, December 31, 1996             376,819          377        -     216,309         -      (38,309)      (10,000)     168,377

Expenses paid by shareholder                 -            -        -       1,500         -            -             -
                                                                                                                             1,500
Net loss                                     -            -        -           -         -      (62,722)            -
                                                                                                                           (62,722)
                                  ------------- -------------           ----------- --------- ------------- ------------- ----------
Balance, December 31, 1997             376,819          377        -     217,809         -     (101,031)      (10,000)     107,155

Shares issued in reorganization        122,000          122        -      30,604         -            -             -       30,726

Shares sold in private placement        39,400           39     5.00     196,961         -            -             -      197,000

Payment of subscription
receivable                                   -            -        -           -         -            -        10,000       10,000

Shares issued in exercise of            50,664           51     3.75     189,939         -            -             -      189,990
warrants

Shares issued to consultant            100,747          101     3.75     377,697         -            -             -      377,798

Shares issued for services              27,000           27    15.09     407,338         -            -             -      407,365


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
      OR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004




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

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
      OR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004



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

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
    OR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004


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

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004


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

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
       OR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004


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

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
      OR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004


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

                                    PTS, INC.
                          (A Development Stage Company)
                 Consolidated STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 12, 1996 (INCEPTION) TO MARCH 31, 2004


                                                                                    Deficit
                                       Common Stock                    Detachable  Accumulated    Deferred      Common
                            -------------------------------  Additional    Stock    During the     Equity       Stock
                                                   Price per  Paid-in      Purchase  Development   Based      Subscription
                              Shares      Amount     Share    Capital     Warrants    Stage      Compensation  Receivable     Total
                            ---------    -------   --------  ---------  ----------- ------------ ------------ ------------- --------
Shares issued for services
during the three months
ended December 31, 2001        20,000        20       0.45     8,980                                                          9,000

Shares issued for services
during the three months
ended December 31, 2001        50,000        50       0.43    21,450                                                         21,500

Shares issued for services
during the three months
ended December 31, 2001       220,000       220       0.40    87,780                                                         88,000

Cancelled share issuances -
various                       (16,798)      (16)      0.70   (12,309)                                                       (12,325)

Net loss                                      -                    -              (5,662,980)                            (5,662,980)
Payments made to
subscription receivable                                            -                      -                     398,620     398,620

Subscription receivable
written-off                                   -                    -
                                                                                                                 91,000      91,000
Subscription receivable                       -
settled with services                                                                                           350,000     350,000
                            -----------   -------            ---------  ----------- ------------ ------------ ------------- --------
Balance, December 31, 2001   22,258,626    22,259           11,036,714   205,000    (10,975,425)        -      (551,380)   (262,832)


Cancellation of shares
October 2002                   (200,000)     (200)              (5,800)                                                      (6,000)

Net Loss                                                                                (474,699)                          (474,699)
                            -----------   -------            ---------  ----------- ------------ ------------ ------------- --------
Balance, December 31, 2002   22,058,626    22,059            11,030,914   205,000    (11,450,124)       -      (551,380)   (743,531)

Shares issued for cash
during the three months
ended December 31, 2003      33,000,000    33,000    0.01      226,033                                                      259,033

Employee stock compensation
                                                                45,712                                                       45,712
Shares transferred by stock
for services                                                    10,000                                                       10,000

Shares issued for acquisition 20,000,000 20,000      0.01      180,000                                                      200,000

Shares issued for services   1,790,000    1,790      0.01       13,870                                                       15,660

Net loss
                                                                                        (438,239)                          (438,239)
                            -----------   -------            ---------  ----------- ------------ ------------ ------------- --------
Balance December 31, 2003   76,848,626   76,849             11,506,529       205,000 (11,888,363)       -      (551,380)   (651,365)


Combine accounts                                               205,000      (205,000)                                             -

Shares issued for cash
during the three months
ended March 31, 2004        65,000,000   65,000     0.01       437,645                                                      502,645

Shares cancelled              (248,121)    (248)    0.01      (551,132)                                         551,380           -

Shares issued for
licenses                   100,000,000  100,000     0.01      800,000                                                       900,000

Shares issued for services   6,000,000    6,000     0.01       54,000                                (30,000)                30,000

Shares issued for
related party debt           3,500,000    3,500     0.02       55,000                                                        58,500

Employee stock compensation                                    88,702                                                        88,702

Net loss                                                                                 (493,455)                         (493,455)
                           -----------   --------  -----  -----------  ----------- ------------ ------------ ------------- --------

Balance, March 31, 2004    251,100,505   251,101          $12,595,744         -      $(12,381,818)  $(30,000)       -       435,027
                           ===========   ========  ===== ============  ===========    ============ ========== ============= ========



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                          PTS

                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                            Period from
                                                                            June 12, 1996
                                               For the Three Months Ended  (Inception) to
                                                        March 31,             March 31,
                                               ---------------------------
                                                   2004            2003            2004
                                               -------------------------------------------------

Cash flows from operating activities:
Net loss                                        $(493,455)       $(39,576)        $(12,381,818)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization               163,750               -              216,399

      Issuance of shares for services              30,000               -            4,816,595

      Issuance of shares for acquisition                -               -              200,000

      Compensation from stock awards               88,702               -              134,414

      Impairment of assets                              -               -            2,048,608

      Bad debt expense                                  -               -              104,425

      Expenses paid by officer                          -           9,576               80,411
      Subscription receivable settled with
        services                                        -               -              350,000

      Loss on sale of asset                             -               -                2,608

      Debt conversion expense                           -               -              115,284

      Gain on extinguishments of debt                   -               -              (44,972)

      Decrease (increase) in assets:

      Advances to officer                               -               -              (26,893)

      Other assets

      Prepaid expenses                            (39,595)              -              (40,000)

      Deposits
                                                                                         (875)
      Increase (decrease) in liabilities:

      Accounts payable - trade                    (26,306)              -              383,223

      Due to related parties                     (192,169)         30,000               35,328

      Accrued payroll taxes                            -                -              111,874

      Deposit payable                                  -                -               14,972
                                                -------------------------------------------------
Cash used in operating activities                (469,073)              -           (3,880,417)

                                                -------------------------------------------------
Cash flows from investing activities:

     Purchase of equipment                              -               -              (85,866)

     Sale of property and equipment                     -               -                5,000

                                                -------------------------------------------------
Cash used in investing activities                       -               -              (80,866)

                                                -------------------------------------------------
Cash flows from financing activities:

     Proceeds from issuance of convertible debt         -               -              450,832

     Payments on capital lease obligations              -               -               (8,732)

     Acquisition of MedMark, Inc.                       -               -               30,726

     Proceeds from the exercise of warrants             -               -              189,990

     Payment of common stock subscription
     receivable                                         -               -              408,620

     Proceeds from issuance of common stock       481,045               -            3,020,331

     Proceeds from issuance of note                     -               -               25,000

     Payments on note                                   -               -               (3,000)

     Contribution to additional paid-in capital         -               -                5,667

                                                -------------------------------------------------
Cash provided by financing activities             481,045               -            4,119,434
                                                -------------------------------------------------
Net increase (decrease) in cash                    11,972               -              158,151

Cash at beginning of period                       146,179               -                    -
                                                -------------------------------------------------
Cash at end of period                           $ 158,151          $    -            $ 158,151
                                                =================================================


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements

                                    PTS, INC.
                          (A Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                   UNAUDITED)


                                                                     Period from
                                            For the Three Months   June 12, 1996
                                                     Ended        (Inception) to
                                                    March 31,        March 31,
                                           -----------------------------------
                                            2004       2003        2004
                                         ---------- ---------   ------------



SUPPLEMENTAL SCHEDULE OF CASH FLOW
     INFORMATION:


Interest paid                            $    -     $    -      $  1,375
                                         =========  =========   =============
Income taxes paid                        $    -     $    -      $  1,973


                                         ========= =========    =============


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                    PTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


NOTE 1    NATURE OF OPERATIONS

          Development  Stage  Operations

            PTS, Inc. (a company in the development stage since its formation on June 12, 1996) (the "Company") has a limited operating history with no revenues and no products or operable technology ready for the market. On November 23, 2003, the Company acquired PTS Products International, Inc. ("PTSPI"). PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to license agreements. The development of this product has not yet reached the point of manufacture. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of the Glove Box. Management's plans are discussed further in the Going Concern, Note 3.

          Separation Agreement

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

          As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the March 31, 2004 consolidated balance sheet.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information

          The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results of operations to be expected for the full year.


          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries, Elast Delaware, PTS Hong Kong Ltd. ("PTS HK") and PTSPI. All significant intercompany transactions have been eliminated. Elast Delaware and PTS HK were inactive in 2004 and 2003.

          Use of Estimates

          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Loss Per Share

          Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2004 and 2003 since the effect would be anti-dilutive. There were 2,500 common stock equivalents outstanding at March 31, 2004.

NOTE 3    GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $12,381,818 since inception, had a net loss of $493,455 and a negative cash flow from operations of $469,073 for the quarter ended March 31, 2004, and has a working capital deficiency of $712,098 as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          PTS, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement. It also has acquired the exclusive right in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to license agreements. The development of this product has not yet reached the point of manufacture. Management is in the process of raising sufficient capital to complete development and testing of the Glove Box. The first prototype was finished during the first quarter and the test was successful.

          The company is currently in discussion with different companies in China for beta testing of the Glove Box.

NOTE 4 - LICENSE AGREEMENTS

          The Company has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box. Pursuant to the licenses, the Company will pay the licensor 10% of gross revenue of units sold. The initial license period is through December 31, 2005. After the initial period, the Company will pay a minimum payment based on minimum sales. The minimum amounts will be established by the parties in the first quarter of 2005. The license will renew automatically for three year terms unless either party advises the other 90 days prior to the expiration of the agreement of their intent not to renew.

          As consideration for the acquisition of the licenses, the Company is to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). The fees may be paid in cash or stock (at a 60% discount to market). The Company has issued 100,000,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable, with a remaining balance of $410,000 due at March 31, 2004.

          The licenses have been valued at an aggregate amount of $1,310,000. Amortization expense of $163,750 has been recorded during the first quarter of 2004.

NOTE 5 -  RELATED PARTY TRANSACTIONS

          Due to Related Party

          At March 31, 2004, the Company had accrued $25,500 of compensation expense due to an officer and stockholder.

          During the first quarter of 2004, the Company issued 3,500,000 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

          Due from Related Party

          An officer had stock subscriptions due to the Company of $551,380 as of December 31, 2003. The Company cancelled this receivable and the related common stock (248,121 shares) during the first quarter of 2004.

          License Fees

          As consideration for the acquisition of the licenses described in Note 4, the Company is to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). The fees may be paid in cash or stock (at a 60% discount to market). The Company has issued 100,000,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable, with a remaining balance of $410,000 due at March 31, 2004.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

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

          New Business Segment

          The Company recently entered into an agreement to purchase 100 Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer. If the Company can sell the first order of units, it intends to continue this business. Designed for the paraplegic and quadriplegic as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise. It is a motorized machine that works off 120 volt household current. The Flexiciser is simple to use as no transferring out of the wheelchair is necessary. Currently we have accepted orders for the Flexiciser to be delivered before September 2004.

          Operating Leases

          The Company is not currently  obligated  under any  operating  leases.
          Rent expense for the three month period ended March 31, 2004 was $4,934. There was no rent expense in the first quarter of 2003

NOTE 7 -  STOCK-BASED COMPENSATION

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

          During the first quarter of 2004, the Company adopted the 2004 Employee Bonus Stock Plan (the "2004 Bonus Plan") and the 2004 Directors and Consultants Stock Plan (the "2004 Stock Plan"). The terms of the plans are similar to those of the 2003 plans described above. The maximum number of shares which may be issued pursuant to the 2004 Bonus Plan and the 2004 Stock Plan are 68,000,000 shares and 2,000,000 shares, respectively. During the second quarter of 2004, the Company adopted the 2004/B Employee Bonus Stock Plan (the "2004/B Bonus Plan") and the 2004/B Directors and Consultants Stock Plan (the "2004/B Stock Plan"). The terms of the plans are similar to those of the 2003 and 2004 plans described above. The maximum number of shares which may be issued pursuant to the 2004/B Bonus Plan and the 2004/B Stock Plan are 98,000,000 shares and 2,000,000 shares, respectively.

NOTE 8 -  STOCK TRANSACTIONS

          During the three months ended March 31, 2004 the Company:

     o Amended the Articles of Incorporation to authorize 800,000,000 shares of common stock and 100,000,000 shares of preferred stock.

     o Issued 65,000,000 shares of common stock for cash proceeds of $502,645 (of which $21,600 was received in April, 2004 and is shown as a receivable on the balance sheet at March 31, 2004). These shares were issued pursuant to the Bonus Plans described in Note 7. The shares were sold below fair value; an expense for the intrinsic value of $88,702 has been recorded in the statement of operations.

     o Issued 100,000,000 shares of common stock, valued at $900,000, as partial payment of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

     o Issued 6,000,000 shares of common stock, valued at $60,000, for services (of which $30,000 is deferred at March 31, 2004).

     o Cancelled 248,121 shares of common stock and the related receivable of $551,380.

     o Issued 3,500,000 shares of common stock, along with a cash payment of $10,000, to settle a related party debt of $68,500.



NOTE 9 -  SUBSEQUENT EVENTS

          Subsequent to March 31, 2004, the Company:

          Issued 10,000,000 shares of common stock for services. o Sold 20,000,000 shares of common stock pursuant to the Stock Bonus Plans for cash proceeds of $63,505.

Item 2. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Company Overview

The Company was engaged in the development of two separate diagnostic tools: an allergy testing device and an chiropractic outcome-measuring instrument. Research and development of these products has been suspended and the Company is currently developing an apparatus known as the Glove Box. The Glove Box(TM) solves a long-standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a small filing cabinet), users select from two gloves sizes, slip their hands through sealed openings into air-filled gloves, then hit a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box(TM) is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box, are increasingly the cause of both contamination and communicable health problems.

The Company currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to license agreements. The development of this product has not yet reached the point of manufacture. The first prototype was finished during the first quarter and the test was successful.

The company is currently in discussion with different companies in China for beta testing of the Glove Box.

As a development stage company, the Company has incurred net losses since inception through March 31, 2004 of approximately $12,381,818, and, to date, the Company has not generated revenues from the commercialization of any products.

The Company anticipates significant expenditures on the development of The Glove Box(TM) during this year.

It will be necessary to raise funds to develop The Glove Box(TM). The Company may not able to raise the necessary funds to complete development of its product.

New Business Segment

The Company recently entered into an agreement to purchase 100 Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer. If the Company can sell the first order of units, it intends to continue this business. Designed for the paraplegic and quadriplegic as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise. It is a motorized machine that works off 120 volt household current. The Flexiciser is simple to use as no transferring out of the wheelchair is necessary. Currently we have accepted orders for the Flexiciser to be delivered before September 2004.

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


Results of Operations for the Period ended March 31, 2004

Comparison of the three months ended March 31, 2004 with the three months ended March 31, 2003.

Overall expenses increased by $453,918 to $493,494 in 2004 from $39,576 in 2003. Research and development activities were $31,791 in 2004, with no comparable expense in 2003. This increase results from the acquisition of PTSPI in 2003 and development activities on the Glove Box. General and administrative expenses increased by $422,127 to $461,703 in 2004 from $39,576 in 2003. The major components of the increase are as follows: Amortization of licenses, $163,750; Compensation expense, $115,702; Consulting expense, $95,000; other expenses, $47,675. These increases result from the activities related to the development of the Glove Box; these activities were not present in the comparable prior period of 2003.

Liquidity and Capital Resources

At March 31, 2004, the Company had cash and equivalents of $158,151. The Company had no cash at March 31, 2003. Our only external source of liquidity has been from the sale of capital stock. Sales of capital stock in 2004 generated cash proceeds of $502,645, compared to none in 2003.

Over the past three years, the company incurred significant operating losses and utilized significant amounts of cash to fund operations. The company is in a critical stage in its transition from the development of its medical related products to the development of the Glove Box. The company will continue to seek sources of financing to facilitate this development.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has experienced net operating losses of $12,381,818 since inception, and a current net loss from operations of $493,455, a working capital deficiency of $712,098 and has a negative cash flow from operations of $469,073. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of March 31, 2004, the Company's management, including its Chief Executive Officer and Chief Operating Officer, has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Operating Officer have concludes that the Company's disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Operating Officer, of the Company's internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended March 31, 2004 were identified that have materially affected, or are reasonably like to materially affect, the Company's internal control over financial reporting.

PART 2: OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

During the Quarter ended March 31, 2004, the Company sold the following unregistered securities:

100,000,000 shares of common stock, valued at $900,000, were issued to a related party as partial payment for fees related to the acquisitions of licenses.

6,000,000 shares of common stock, valued at $60,000, were issued for consulting services.

3,500,000 shares of common stock, valued at $58,500, were issued as a part of a settlement of a payable to a related party.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits

(a) EXHIBITS

31. Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)or Rule 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PTS, INC.
                                  (Registrant)

Date: May 24, 2004





By:  /s/  Peter Chin
     -------------------
     Peter Chin, CEO
     PTS, Inc.

                                   Exhibit 31

                                    PTS, INC.

                                  CERTIFICATION

I, Peter Chin, certify that:

1.   I have reviewed this Form 10-QSB of PTS, Inc.

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

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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





Dated:  May 24, 2004                              /s/  Peter Chin
                                                --------------------------------
                                                   Peter Chin
                                                   Chief Executive Officer and
                                                   Principal Accounting Officer

                                   Exhibit 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The  undersigned  hereby  certifies,  pursuant to, and as required by, 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.





Dated: May 24, 2004                               /s/  Peter Chin
       ------------                               -----------------------------
                                                   Peter Chin
                                                   Chief Executive Officer and