Form 10-Q
period 2004-06-30
PTS INC/NV/
filed 2004-08-13
CIK 1080924

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the transition period from_____ to _______

                        Commission file number 000-05485

                                  PTS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Nevada                                               88-0380544
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

3355 Spring Mountain Road, Suite 66, Las Vegas, NV                 89102
--------------------------------------------------               ----------
(Address of principal executive offices)                         (Zip Code)


                    Issuer's telephone number: (702) 380-3811

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

     Applicable only to corporate issuers

     State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: On July 27, 2004, 403,100,505 shares of common stock, $.001 par value were issued and outstanding.

     Transitional Small Business Disclosure Format (Check One) Yes [ ] No [X]

                                    PTS, INC.



                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.   Financial Statements (unaudited)

     Condensed consolidated Balance Sheet as of June 30, 2004               3

     Condensed consolidated Statements of Operations for the Three Months
       And Six Months ended June 30, 2004 and 2003                          4

     Condensed consolidated Statement of Stockholders' Equity               5

     Condensed consolidated Statements of Cash Flows for the Six Months
     ended June 30, 2004 and 2003                                           6

     Notes to condensed consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis                              14

Item 3.  Controls and Procedures                                           16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities and Use of Proceeds                         17

Item 3.  Defaults Upon Senior Securities                                   17

Item 4.  Submission of Matters to a Vote of Security Holders               17

Item 5.  Other Information

 Subsequent Events                                                         17


Signatures                                                                 18

Item 6. Exhibits                                                           19

                                    PTS, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS


ASSETS

Current assets
  Cash                                                               $ 49,751
  Accounts receivable                                                  28,609
  Inventory                                                           104,400
                                                          ---------------------
    Total current assets                                              182,760

Intangible assets, net                                              1,119,650

Deposits                                                                  875
                                                          ---------------------

TOTAL ASSETS                                                      $ 1,303,285
                                                          =====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable - trade                                          $ 343,568
  Accrued payroll taxes                                                79,638
  Due to related parties                                              240,847
  Short-term note payable - due to related party                       22,000
                                                          ---------------------
    Total current liabilities                                         686,053
                                                          ---------------------

Stockholders' equity
  Preferred stock, $0.001 par value; 100,000,000 shares
    authorized, no shares issued and outstanding                            -
  Preferred stock to be issued, 4,000,000 shares                        4,000
  Common stock, $0.001 par value; 800,000,000 shares
    authorized, 345,100,505 shares issued and outstanding             345,101
  Additional paid-in capital                                       13,078,485
  Accumulated deficit                                             (12,810,354)
                                                          ---------------------

    Total stockholders' equity                                        617,232
                                                          ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,303,285
                                                          =====================

                                    PTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                Three months ended June 30,  Six months ended June 30,
                                     2004          2003          2004          2003
                                -------------  ------------  ------------  -------------
Sales                               $ 41,617        $    -    $   41,617        $    -

Cost of sales                         15,600             -        15,600             -
                                -------------  ------------  ------------  -------------

Gross profit                          26,017             -        26,017             -
                                -------------  ------------  ------------  -------------

Operating costs and expenses
  General and administrative         250,913        53,741       548,866        93,317
  Research and development            17,060             -        48,851             -
  Amortization                       186,600             -       350,350             -
                                -------------  ------------  ------------  -------------

                                     454,573        53,741       948,067        93,317
                                -------------  ------------  ------------  -------------

Loss from operations                (428,556)      (53,741)     (922,050)      (93,317)

Interest income                           21             -            64             -
Interest expense                          (1)            -            (5)            -
                                -------------  ------------  ------------  -------------

Net loss                          $ (428,536)    $ (53,741)   $ (921,991)    $ (93,317)
                                =============  ============  ============  =============

Net loss per basic and
  diluted share                      $ (0.00)      $ (0.00)      $ (0.00)      $ (0.00)
                                =============  ============  ============  =============

Weighted average shares
  outstanding,basic and diluted  283,529,076    22,058,626   222,979,130    22,058,626
                                =============  ============  ============  =============


                                      PTS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,2004 and 2003
                                   (UNAUDITED)


                                                   2004                  2003
                                              -------------        -------------

Cash flows from operating activities:
Net loss                                       $ (921,991)           $ (93,317)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Amortization                                    350,350                    -
  Issuance of shares for services                 100,000                    -
  Compensation from stock awards                  121,813                    -
  Expenses paid by officer                              -               21,917
(Increase) decrease in assets:
  Accounts receivable                             (28,609)                   -
  Inventory                                      (104,400)                   -
  Prepaid expenses                                    405                    -
(Decrease)increase in liabilities:
  Accounts payable                               (288,561)              11,400
  Due to related parties                          (15,710)              60,000
                                              -------------        -------------

Cash used in operating activities                (786,703)                   -
                                              -------------        -------------

Cash flows from financing activities:
Proceeds from sale of common stock                690,275                    -
                                              -------------        -------------
Net decrease in cash                              (96,428)                   -
Cash, beginning of period                         146,179
                                              -------------        -------------
Cash, end of period                              $ 49,751           $        -
                                              =============        =============

Supplemental Schedule of Cash Flow
  Information:
 Cash paid for interest                          $      5           $        -
                                              =============        =============

                                    PTS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                  (UNAUDITED)


                                  Preferred Stock                         Additional
                                 to be Issued           Common Stock        Paid-In
                                -----------------------------------------------------
                                            Par                                                  Accumulated  Receivable
                                  Shares   Value      Shares      Value     Capital   Warrants      Deficit    For Stock   Total
                                --------- -------   ----------  --------  ----------- ---------  ------------ ---------- ---------

Balance, December 31, 2003             -  $     -   76,848,626  $ 76,849  $11,506,529 $ 205,000  $(11,888,363) $(551,380) $(651,365)

To combine accounts                    -        -            -         -      205,000  (205,000)            -          -          -

Shares issued for services             -        -   16,000,000    16,000       84,000         -             -          -    100,000

Shares cancelled                       -        -     (248,121)     (248)    (551,132)        -             -    551,380          -

Shares issued for licenses             -        -  100,000,000   100,000      800,000         -             -          -    900,000

Shares sold for cash                   -        -  149,000,000   149,000      541,275         -             -          -    690,275

Employee stock compensation            -        -            -         -      121,813         -             -          -    121,813

Shares issued for related
  party debt                           -        -    3,500,000     3,500       55,000         -             -          -     58,500

Preferred shares to be issued
  for license payable          3,200,000    3,200            -         -      316,800         -             -          -    320,000

Preferred shares to be issued
to acquire PTS Technologies      800,000      800            -         -         (800)        -             -          -          -

Net loss                                                                                             (921,991)             (921,991)
                               ---------  -------  -----------   -------  -----------    ------- ------------   ---------  ---------


Balance, June 30, 2004         4,000,000  $ 4,000  345,100,505  $345,101  $13,078,485    $    -  $(12,810,354)    $    -  $ 617,232
                               ========= ========  ===========  ========  ============   ======= =============  ========= ==========



                                    PTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1    NATURE OF OPERATIONS

          PTS, Inc. (the "Company") was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser.

          In March 2004 the Company  agreed to purchase and sell
          Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer. Designed for the paraplegic and quadriplegic as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise.

          On November 23, 2003, the Company acquired PTS Products International, Inc. ("PTSPI"). PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to license agreements (see Note 4). The development of this product has not yet reached the point of manufacture. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of the Glove Box.

          On May 26, 2004, the Company acquired PTS Technologies, Inc. ("PTSTI"). PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI's sole asset is an agreement to market certain products for a third party. The purchase price for PTSPI is 800,000 shares of preferred stock, which were issued in July, 2004 and are included in preferred stock to be issued on the June 30, 2004 balance sheet (see
          Note 5).

          Separation Agreement

          On June 25, 2002 the Company and its wholly owned subsidiary, Elast Technologies Corporation (a Delaware corporation) ("Elast Delaware") entered into a Separation and Distribution Agreement through which PTS intends to spin off Elast Delaware by distributing to its stockholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by stockholders of record on June 25, 2002. After the spin off, Elast Delaware will be a separate company, no longer owned by PTS. On August 30, 2002 PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. Pursuant to the amended agreement, the distribution date has been delayed by mutual consent of the parties, subject to finalization of debt allocations and mutual Board of Directors approval.

          As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the June 30, 2004 consolidated balance sheet.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Interim Financial Information

          The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

          Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries, Elast Delaware, PTS Hong Kong Ltd. ("PTS HK"), PTSPI and PTSTI. All significant intercompany transactions have been eliminated. Elast Delaware, PTS HK and PTSTI were inactive in 2004 and 2003.

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

          Revenue Recognition

          Revenues from sales are recognized when the product is shipped, as the price has been determined and collectibility has been reasonably assured.

          Inventory

          Inventory consists of finished goods and is stated at the lower of cost or market using the first-in first-out method.

          Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivable. The Company places its cash with high quality financial institutions and, at times, balances may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

          Loss Per Share

          Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six and three months ended June 30, 2004 and 2003 since the effect would be anti-dilutive. There were 2,500 common stock equivalents outstanding at June 30, 2004.

          Recent accounting Pronouncements

          In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

          The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE 3    GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has only recently begun generating revenue from the sale of Flexiciser units, has experienced recurring net operating losses, had a net loss of $921,991 and a negative cash flow from operations of $786,703 for the six months ended June 30, 2004, and has a working capital deficiency of $503,293 as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          PTS, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement. It also has acquired the exclusive right in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to license agreements. The development of this product has not yet reached the point of manufacture. Management is in the process of raising sufficient capital to complete development and testing of the Glove Box. The first prototype was finished during the first quarter and the test was successful. The Company is currently in discussion with different companies in China for beta testing of the Glove Box.

NOTE 4    LICENSE AGREEMENTS

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

          As consideration for the acquisition of the licenses, the Company is to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries)(see
          Note 5). The fees may be paid in cash or stock (at a 60% discount to market). The Company has issued 100,000,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable and has agreed to issue 3,200,000 shares of preferred stock in settlement of an additional $160,000 of the payable. The preferred shares were issued in July, 2004 and are included in preferred stock to be issued on the June 30, 2004 balance sheet. There is a remaining balance of $250,000 due at June 30, 2004. The preferred shares were issued at a discount to market value and, as a result, $160,000 has been added to the cost of the licenses acquired.

          The licenses have been valued at an aggregate amount of $1,470,000 And or being amortized over the initial license period on a straight-line basis. Amortization expense of $350,350 and $186,600 has been recorded during the six and three months ended June 30, 2004, respectively.

NOTE 5    RELATED PARTY TRANSACTIONS

          Due to Related Party

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

          License Fees

          As consideration for the acquisition of the licenses described in Note 4, the Company is to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). The fees may be paid in cash or stock (at a 60% discount to market). The Company has issued 100,000,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable, and has agreed to issue 3,200,000 shares of preferred stock in settlement of an additional $160,000 of the payable, with a remaining balance of $250,000 due at June 30, 2004, which has been netted against a related party receivable of $9,153 and included in the current liability caption Due to related parties.

          Acquisition

          On May 26, 2004, the Company acquired PTS Technologies, Inc. ("PTSTI") from the Company's CEO. The purchase price for PTSPI is 800,000 shares of preferred stock, which were issued in July, 2004 and are included in preferred stock to be issued on the June 30, 2004 balance sheet.

NOTE 6    COMMITMENTS AND CONTINGENCIES

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

          Operating  Leases

          The Company was not obligated under any operating leases at June 30, 2004. Rent expense for the six and three month periods ended June 30, 2004 was $7,742 and $2,808, respectively. There was no rent expense in the comparable periods of 2003

NOTE 7    STOCK-BASED COMPENSATION

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

          During the third quarter of 2004, the Company adopted the 2004/C Employee Bonus Stock Plan (the "2004/C Bonus Plan'). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/C Bonus Plan are 180,000,000 shares (see Note 9).

NOTE 8    STOCK TRANSACTIONS

          During the six months ended June 30, 2004 the Company:

     o Amended the Articles of Incorporation to authorize 800,000,000 shares of common stock and 100,000,000 shares of preferred stock.

     o Issued 149,000,000 shares of common stock for cash proceeds of $690,275. These shares were issued pursuant to the Bonus Plans described in Note 7. The shares were sold below fair value; an expense for the intrinsic value of $121,813 has been recorded in the statement of operations.

     o Issued 100,000,000 shares of common stock, valued at $900,000, as partial payment of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

     o Issued 16,000,000 shares of common stock, valued at $100,000, for services.

     o Cancelled 248,121 shares of common stock and the related receivable of $551,380.

     o Issued 3,500,000 shares of common stock, along with a cash payment of $10,000, to settle a related party debt of $68,500.

     o Agreed to issue 3,200,000 shares of preferred stock as partial payment of $160,000 of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand. The preferred shares were issued in July, 2004 and are included in preferred stock to be issued on the June 30, 2004 balance sheet.

     o Agreed to issue 800,000 shares of preferred stock to acquire PTSTI from related parties. The preferred shares were issued in July, 2004 and are included in preferred stock to be issued on the June 30, 2004 balance sheet.

NOTE 9    SUBSEQUENT EVENTS

          Subsequent to June 30, 2004, the Company:

     o Adopted the 2004/C Employee Bonus Stock Plan (the "2004/C Bonus Plan"). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/C Bonus Plan are 180,000,000 shares.

     o Designated 20,000,000 shares of Series A preferred stock, $.001 par value. Each share of Series A preferred stock can convert into 50 shares of common stock.

     o    Issued  4,000,000  shares of Series A preferred stock, as described in
          Note 8.

     o Issued 58,000,000 shares of common stock, for net proceeds of $40,727.

Item 2. Management's Discussion and Analysis of Results of Operations, Liquidity and Financial Condition.

Company Overview

Product Development

The Company was engaged in the development of two separate diagnostic tools: an allergy testing device and a chiropractic outcome-measuring instrument. Research and development of these products has been suspended and the Company is currently developing an apparatus known as the Glove Box. The Glove Box(TM) solves a long-standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a small filing cabinet), users select from two gloves sizes, slip their hands through sealed openings into air-filled gloves, then hit a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box(TM) is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box, are increasingly the cause of both contamination and communicable health problems.

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

New Business Segment

The Company recently entered into an agreement to purchase Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer. If the Company can sell the first order of units, it intends to continue this business. Designed for the paraplegic and quadriplegic as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise. It is a motorized machine that works off 120 volt household current. The Flexiciser is simple to use as no transferring out of the wheelchair is necessary. The Company began sales of the Flexiciser units during the second quarter of 2004.

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

Recent accounting Pronouncements

In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate.

The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

Results of Operations for the Period ended June 30, 2004

Comparison of the six months ended June 30, 2004 with the six months ended June 30, 2003.

Sales of products commenced in the second quarter of 2004. Sales were $41,617, cost of sales was $15,600, and gross profit was $26,017, or 63%.

Overall expenses increased by $854,750 to $948,067 in 2004 from $93,317 in 2003. Research and development activities were $48,851 in 2004, with no comparable expense in 2003. This increase results from the acquisition of PTSPI in 2003 and development activities on the Glove Box. General and administrative expenses increased by $455,549 to $548,866 in 2004 from $93,317 in 2003. The major components of the increase are as follows: Compensation expense, $172,813; Consulting expense, $200,000; Professional fees, $24,367; Marketing expense, $13,009; Other expenses, $45,360. These increases result from the activities related to the sale of products and development of the Glove Box; these activities were not present in the comparable prior period of 2003. Amortization of licenses acquired was $350,350 during 2004, with no comparable expense in 2003.

Comparison of the three months ended June 30, 2004 with the three months ended June 30, 2003.

Sales of products commenced in the second quarter of 2004. Sales were $41,617, cost of sales was $15,600, and gross profit was $26,017, or 63%.

Overall expenses increased by $400,832 to $454,573 in 2004 from $53,741 in 2003. Research and development activities were $17,060 in 2004, with no comparable expense in 2003. This increase results from the acquisition of PTSPI in 2003 and development activities on the Glove Box. General and administrative expenses increased by $197,172 to $250,913 in 2004 from $53,741 in 2003. The major components of the increase are as follows: Compensation expense, $57,111; Consulting expense, $105,000; Marketing expense $13,009; Other expenses, $22,052. These increases result from the activities related to the sale of products and development of the Glove Box; these activities were not present in the comparable prior period of 2003. Amortization of licenses acquired was $186,600 during 2004, with no comparable expense in 2003.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash and equivalents of $49,751. The Company had no cash at March 31, 2003. Our only external source of liquidity has been from the sale of capital stock. Sales of capital stock in 2004 generated cash proceeds of $690,275, compared to none in 2003.

Over the past three years, the company incurred significant operating losses and utilized significant amounts of cash to fund operations. The company is in a critical stage in its transition from the development of its medical related products to the development of the Glove Box. The company will continue to seek sources of financing to facilitate this development.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $921,991 and a negative cash flow from operations of $786,703 for the six months ended June 30, 2004, and has a working capital deficiency of $503,293 as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of June 30, 2004, the company's management, including its Chief Executive Officer and Chief Operating Officer, have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Operating Officer have concluded that the company's disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Operating Officer, of the company's internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2004 were identified that have materially affected, or are reasonably like to materially affect, the company's internal control over financial reporting.

PART 2: OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

During the Quarter ended June 30, 2004, the Company sold the following unregistered securities:

10,000,000 shares of common stock, valued at $40,000, were issued for consulting services.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None
Item 6.  Exhibits

(a)  EXHIBIT

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

                                    PTS, INC.
                                   (Registrant)

Date: August 13, 2004


                                PTS, Inc.

                                By:  /s/  Peter Chin
                                ----------------------------------
                                Peter Chin, CEO

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





Dated:  August 13, 2004                            /s/  Peter Chin
        -----------------                        ------------------------------
                                                   Peter Chin
                                                   Chief Executive Officer and
                                                   Principal Accounting Officer

                                   Exhibit 32

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The  undersigned  hereby  certifies,  pursuant to, and as required by, 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated: August 13, 2004                           /s/  Peter Chin
       ---------------                          --------------------------------
                                                   Peter Chin
                                                   Chief Executive Officer and
                                                   Principal Accounting Officer