Form 10QSB
period 2004-09-30
PTS INC/NV/
filed 2004-11-15
CIK 1080924

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____ to _______

Commission file number 000-05485

PTS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	88-0380544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Spring Mountain Road, Suite 66, Las Vegas, NV 89102
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
On November 10, 2004, 146,662,172 shares of common stock, $.001 par value were issued and outstanding.

Transitional Small Business Disclosure Format
(Check One)
Yes [ ] No [X]

PTS, INC.

TABLE OF CONTENTS

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS

Current assets
Cash	$ 15,093
Accounts receivable	73,232
Receivable for stock	12,780
Inventory	76,800
Total current assets	177,905

Intangible assets, net	970,550

Deposits	875

TOTAL ASSETS	$ 1,149,330

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 372,374
Accrued payroll taxes	79,638
Due to related parties	156,851
Debenture payable	50,000
Short-term note payable - due to related party	22,000
Total current liabilities	680,863

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
14,500,000 shares issued and outstanding	14,500
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-
Preferred stock, no designation, $0.001 par value; 160,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 54,662,201 shares issued and outstanding	54,662
Additional paid-in capital	13,754,029
Deferred finance cost	(10,938)
Accumulated deficit	(13,343,786)

Total stockholders' equity	468,467

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,149,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Sales	$ 61,647	$ -	$ 103,264	$ -

Cost of sales	27,600	-	43,200	-

Gross profit	34,047	-	60,064	-

Operating costs and expenses
General and administrative	371,215	37,301	920,081	130,618
Research and development	106	-	48,957	-
Amortization	194,100	-	544,450	-

	565,421	37,301	1,513,488	130,618

Loss from operations	(531,374)	(37,301)	(1,453,424)	(130,618)

Interest income	4	-	68	-
Finance cost	(1,562)		(1,562)
Interest expense	(500)	-	(505)	-

Net loss	$ (533,432)	$ (37,301)	$ (1,455,423)	$ (130,618)

Net loss per basic and diluted share	$ (0.09)	$ (8.90)	$ (0.65)	$ (2.96)

Weighted average shares outstanding,
basic and diluted	5,802,918	4,189	2,244,646	44,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In		Accumulated	Receivable	Deferred
	Shares	Par Value	Shares	Par Value	Capital	Warrants	Deficit	For Stock	Equity Expense	Total

Balance, December 31, 2003	-	$ -	153,697	$ 154	$11,583,224	$ 205,000	$ (11,888,363)	$ (551,380)	$ -	$ (651,365)

To reclassify and combine equity accounts	-	-	-	-	205,000	(205,000)	-	-

Shares issued for services	-	-	32,000	32	99,968	-	-	-	-	100,000

Shares cancelled	-	-	(496)	(1)	(551,379)	-	-	551,380	-	-

Shares issued for licenses	-	-	200,000	200	899,800	-	-	-	-	900,000

Shares sold for cash and receivable	-	-	4,270,000	4,270	777,894	-	-	-	-	782,164

Employee stock compensation	-	-	-	-	138,029	-	-	-	-	138,029

Beneficial conversion feature	-	-	-	-	12,500	-	-	-	(10,938)	1,562

Shares issued for related party debt	-	-	7,000	7	58,493	-	-	-	-	58,500

Preferred shares issued
for license payable	10,700,000	10,700	-	-	384,300	-	-	-	-	395,000

Preferred shares issued
for PTS Technologies, Inc.	800,000	800	-	-	(800)	-	-	-	-	-

Preferred shares issued
for services	4,000,000	4,000	-	-	196,000	-	-	-	-	200,000

Conversion of preferred to common	(1,000,000)	(1,000)	50,000,000	50,000	(49,000)	-	-	-	-	-

Net loss	-	-	-	-	-	-	(1,455,423)	-	-	(1,455,423)

Balance, September 30, 2004	14,500,000	$ 14,500	54,662,201	$ 54,662	$13,754,029	$ -	$ (13,343,786)	$ -	$ (10,938)	$ 468,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003

Cash flows from operating activities:
Net loss	$ (1,455,423)	$ (130,618)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	544,450	-
Issuance of shares for services	300,000	900
Compensation from stock awards	138,029	-
Deferred equity based expense	1,562
Expenses paid by officer	-	28,318
Decrease (increase) in assets:
Accounts receivable	(73,232)	-
Inventory	(76,800)	-
Prepaid expenses	405	-
Increase (decrease) in liabilities:
Accounts payable	13,096	11,400
Due to related parties	(292,557)	90,000

Cash used in operating activities	(900,470)	-

Cash flows from investing activities:
Cash paid for licenses	(50,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	769,384	-
Proceeds from debenture payable	50,000	-

Cash provided by financing activities	819,384	-

Net decrease in cash	(131,086)	-
Cash, beginning of period	146,179	-
Cash, end of period	$ 15,093	$ -

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 5	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

Stock issued for cancellation of debt	$ 58,500	$ -
Stock issued for licenses payable	$ 1,295,000	$ -
Cancellation of stock subscription receivable	$ 551,380	$ -
Stock issued for receivable	$ 12,780	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS

PTS, Inc. (the "Company") was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser.

In March 2004, the Company agreed to purchase and sell Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer. Designed for the paraplegic and quadriplegic as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise.

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

On May 26, 2004, the Company acquired PTS Technologies, Inc. ("PTSTI"). PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI's sole asset is an agreement to market certain products for a third party. The purchase price for PTSPI was 800,000 shares of preferred stock, which were issued in July, 2004 (see Note 5).

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

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the September 30, 2004 consolidated balance sheet.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information
The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results of operations to be expected for the full year.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries, Elast Delaware, PTS Hong Kong Ltd. ("PTS HK"), PTSPI and PTSTI. All significant intercompany transactions have been eliminated. Elast Delaware and PTS HK and PTSTI were inactive in 2004 and 2003.

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

Common Stock Split

On September 20, 2004, the Company effected a 1 for 500 reverse split of its outstanding common stock. All share and per share amounts have been retroactively restated to reflect this reverse split.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the nine and three months ended September 30, 2004 and 2003 since the effect would be anti-dilutive. There were 725,000,000 common stock equivalents outstanding at September 30, 2004.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $1,455,423 and a negative cash flow from operations of $900,470 for the nine months ended September 30, 2004, and has a working capital deficiency of $502,958 as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

As consideration for the acquisition of the licenses, the Company is to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries) (see Note 5). The fees may be paid in cash or stock (at a 60% discount to market). The Company has issued 200,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable and has issued 10,700,000 shares of preferred stock, valued at $395,000, and $50,000 cash for payment of an additional $240,000 of the payable. There is a remaining balance of $170,000 due at September 30, 2004. The common and preferred shares were issued at a discount to market value and, as a result, $715,000 has been added to the cost of the licenses acquired.

The licenses have been valued at an aggregate amount of $1,515,000. Amortization expense of $544,450 and $194,100 has been recorded during the nine and three months ended September 30, 2004, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to Related Party

During the first quarter of 2004, the Company issued 7,000 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

Due from Related Party

An officer had stock subscriptions due to the Company of $551,380 as of December 31, 2003. The Company cancelled this receivable and the related common stock (496 shares) during the first quarter of 2004.

License Fees

As consideration for the acquisition of the licenses described in Note 4, the Company is to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). The fees may be paid in cash or stock (at a 60% discount to market). The Company has issued 200,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable, and has issued 10,700,000 shares of preferred stock, valued at $395,000, and $50,000 cash for payment of an additional $240,000 of the payable, with a remaining balance of $170,000 due at September 30, 2004.

Acquisition

On May 26, 2004, the Company acquired PTS Technologies, Inc. ("PTSTI") from related parties. The purchase price for PTSPI is 800,000 shares of preferred stock, which were issued in July, 2004.

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

Operating Leases

The Company occupies its premises pursuant to a lease commencing August 1, 2004 and expiring January 31, 2004. Monthly rent is $405. Rent expense for the nine and three month periods ended June 30, 2004 was $8,957 and $1,215, respectively. There was no rent expense in the comparable periods of 2003.

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

During the third quarter of 2004, the Company adopted the 2004/C Employee Bonus Stock Plan (the "2004/C Bonus Plan"). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/C Bonus Plan are 180,000,000 shares.

During the third quarter of 2004, the Company adopted the 2004/D Employee Bonus Stock Plan (the "2004/D Bonus Plan"). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/D Bonus Plan are 350,000,000 shares.

NOTE 8 - STOCK TRANSACTIONS

The Company has designated 20,000,000 shares of Series A preferred stock, $.001 par value, each share convertible to 50 shares of common stock. Each share of Series A preferred stock has voting rights equal to 50 shares of common stock.

The Company has designated 20,000,000 shares of Series B preferred stock, $.001 par value, each share convertible to 10 shares of common stock. Each share of Series B preferred stock has no voting rights.

During the nine months ended June 30, 2004 the Company:

  Amended the Articles of Incorporation to authorize 800,000,000 shares of common stock and 100,000,000 shares of preferred stock.

  Amended the Articles of Incorporation to authorize 1,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

  Effected a 1 for 500 reverse split of the Company's common stock on September 20, 2004. All share and per share amounts have been retroactively restated to reflect this split.

  Issued 4,270,000 shares of common stock for cash proceeds of $782,164, of which $12,780 was received in October 2004 and is shown as a receivable on the balance sheet at September 30, 2004. These shares were issued pursuant to the Bonus Plans described in Note 7. The shares were sold below fair value; an expense for the intrinsic value of $138,029 has been recorded in the statement of operations.

  Issued 200,000 shares of common stock, valued at $900,000, as partial payment of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

  Issued 32,000 shares of common stock, valued at $100,000, for services.

  Cancelled 496 shares of common stock and the related receivable of $551,380.

  Issued 7,000 shares of common stock, along with a cash payment of $10,000, to settle a related party debt of $68,500.

  Issued 10,700,000 shares of preferred stock as partial payment of $190,000 of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

  Issued 800,000 shares of preferred stock to acquire PTSTI from related parties.

  Issued 4,000,000 shares of preferred stock, valued at $200,000, for services.

  Issued 50,000,000 shares of common stock upon conversion of 1,000,000 shares of preferred stock.

NOTE 9 - CONVERTIBLE DEBENTURE PAYABLE

On August 13, 2004 the Company issued its 8% convertible debenture in the amount of $50,000. The debenture matures on August 1, 2005. The holder of the debenture, at its option, may convert any or all of the outstanding principal balance, plus accrued interest, into shares of common stock. The conversion price will be 80% of market price. As a result, the Company has recorded a beneficial conversion feature of $12,500, which is being amortized over the life of the debenture.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2004, the Company:

  Issued 14,000,000 shares of common stock for services.

  Agreed to issue an additional 7,000,000 shares of common stock for services.

  Sold 78,000,000 shares pursuant to the stock bonus plans, for cash proceeds of $20,707.

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

Separation and Distribution Agreement

On June 25, 2002, the Company and its wholly owned subsidiary, Elast, entered into a Separation and Distribution Agreement, subject to finalization of debt allocations and mutual Board of Directors Approval, through which the Company intends to spin off Elast. As a result of this agreement, upon consummation, the Company would no longer be involved in the development of medical devices. All assets related to the development of medical devices would be transferred to or retained by Elast.

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

Results of Operations for the Period ended September 30, 2004

Comparison of the nine months ended September 30, 2004 with the nine months ended September 30, 2003.

Sales of products commenced in the second quarter of 2004. Sales were $103,264, cost of sales was $43,200, and gross profit was $60,064, or 58%.

Overall expenses increased by $1,382,870 to $1,513,488 in 2004 from $130,618 in 2003. Research and development activities were $48,957 in 2004, with no comparable expense in 2003. This increase results from the acquisition of PTSPI in 2003 and development activities on the Glove Box. General and administrative expenses increased by $789,463 to $920,081 in 2004 from $130,618 in 2003. The major components of the increase are as follows: Compensation expense, $213,029; Consulting expense, $444,100; Professional fees, $37,345; Marketing expense, $30,032; Other expenses, $64,957. These increases result from the activities related to the sale of products and development of the Glove Box; these activities were not present in the comparable prior period of 2003. Of the increase in compensation and consulting expense, $438,029 was non-cash compensation paid in stock. Amortization of licenses acquired was $544,450 during 2004, with no comparable expense in 2003.

Comparison of the three months ended September 30, 2004 with the three months ended September 30, 2003.

Sales of products commenced in the second quarter of 2004. Sales were $61,647, cost of sales was $27,600, and gross profit was $34,047, or 55%.

Overall expenses increased by $528,120 to $565,421 in 2004 from $37,301 in 2003. General and administrative expenses increased by $333,914 to $371,215 in 2004 from $37,301 in 2003. The major components of the increase are as follows: Compensation expense, $57,111; Consulting expense, $244,100; Marketing expense $17,023; Professional fees, $12,978; Other expenses, $2,702. These increases result from the activities related to the sale of products and development of the Glove Box; these activities were not present in the comparable prior period of 2003. Of the increase in compensation and consulting expense, $216,216 was non-cash compensation paid in stock. Amortization of licenses acquired was $194,100 during 2004, with no comparable expense in 2003.

Liquidity and Capital Resources

At September 30, 2004, the Company had cash and equivalents of $15,093. The Company had no cash at September 30, 2003. Our only external source of liquidity has been from the sale of capital stock. Sales of capital stock in 2004 generated cash proceeds of $769,384, compared to none in 2003.

Over the past three years, the company incurred significant operating losses and utilized significant amounts of cash to fund operations. The company is in a critical stage in its transition from the development of its medical related products to the development of the Glove Box. The company will continue to seek sources of financing to facilitate this development.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $1,455,423 and a negative cash flow from operations of $900,470 for the nine months ended September 30, 2004, and has a working capital deficiency of $502,958 as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of September 30, 2004, the company's management, including its Chief Executive Officer and Chief Operating Officer, have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that review and evaluation, the Chief Executive Officer and Chief Operating Officer have concluded that the company's disclosure controls and procedures are adequate and effective and that no changes are required at this time.

Changes in Internal Controls:

In connection with the evaluation by management, including its Chief Executive Officer and Chief Operating Officer, of the company's internal control over reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2004 were identified that have materially affected, or are reasonably like to materially affect, the company's internal control over financial reporting.

PART 2: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2004, the Company:

Amended the Articles of Incorporation to authorize 1,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

Effected a 1 for 500 reverse split of the Company's common stock on September 20, 2004.

Designated 20,000,000 shares of Series A preferred stock, $.001 par value, each share convertible to 50 shares of common stock. Each share of preferred stock has voting rights equal to 50 shares of common stock.

Designated 20,000,000 shares of Series B preferred stock, $.001 par value, each share convertible to 10 shares of common stock. Each share of preferred stock has no voting rights.

During the Quarter ended September 30, 2004, the Company sold the following unregistered securities:

4,000,000 shares of preferred stock, valued at $200,000, were issued for consulting services.
50,000,000 shares of common stock were issued upon conversion of 1,000,000 shares of preferred stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of our shareholders held on August 12, 2004 at 3355 Spring Mountain Road #66 Las Vegas Nevada, our majority shareholders voted for approval of the following corporate actions:

  Amendment to our Articles of Incorporation to increase the number of our authorized shares of common stock to 1,800,000,000;

  Amendment to our Articles of Incorporation to increase the number of our authorized shares of preferred stock to 200,000,000;

  Grant of discretionary authority to our board of directors to amend our Articles of Incorporation to effect a reverse stock split of our common stock on the basis of one share for up to each 500 shares to occur at some time within 60 days of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors;

  Approve the 2004 Employee Bonus Stock Plan adopted by our directors effective July 20, 2004 with 180,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

The total number of votes cast in favor of each of the above proposals was 325,859,500 shares of our common stock, which number was sufficient to approve the proposed corporate actions.

Item 5. Other Information

None

Item 6. Exhibits

(a) EXHIBITS

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation.
3.2*	Articles of Amendment to Articles of Incorporation filed with Secretary of State of Nevada on August 12, 2004.
3.3*	Certificate of Designation for the Series A Preferred Stock filed with Secretary of State of Nevada on July 15, 2004.
3.4*	Certificate of Designation for the Series B Preferred Stock filed with Secretary of State of Nevada on September 13, 2004
3.2**	Bylaws.
31.1*	Certification of Peter Chin, Chief Executive Officer and Principal Accounting Officer of PTS Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Peter Chin, Chief Executive Officer and Principal Accounting Officer of PTS Inc., pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
** Previously filed

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, INC.
(Registrant)

Date: November 15, 2004

By: /s/ Peter Chin Peter Chin, CEO PTS, Inc.

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Chin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PTS Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2004

By: /s/ Peter Chin Peter Chin Chief Executive Officer and Principal Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of PTS Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 15, 2004

By: /s/ Peter Chin Peter Chin Chief Executive Officer and Principal Accounting Officer of PTS, Inc.

End of Filing