Form 10KSB
period 2004-12-31
PTS INC/NV/
filed 2005-05-20
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission File No.  000-25485

PTS, INC.
(Exact name of issuer as specified in its charter)
Nevada	88-0380544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Spring Mountain Road, Suite. 66 Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 887-0670

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

State issuer's net  revenues for its most recent fiscal year: $48,609.00.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21 was approximately $585,057.08 based upon the closing price of $0.00062 reported for such date on The OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of March 31, 2005 the registrant had 993,662,172 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

TABLE OF CONTENTS

Item 1.

Business.

1

Item 2.

Description of Property.

4

Item 3.

Legal Proceedings.

9

Item 4.

Submission of Matters to a Vote of Security Holders.

9

Item 5.

Market for Common Equity and Related Stockholder Matters.

9

Item 6.

Management's Discussion and Analysis or Plan of Operation.

10

Item 7.

Financial Statements.

16

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

16

Item 8A.

Controls and Procedures.

16

Item 8B.

Other Information

17

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

17

Item 10.

Executive Compensation.

18

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

18

Item 12.

Certain Relationships and Related Transactions.

20

Item 13.

Exhibits

20

Item 14.

Principal Accountant Fees and Services.

21

PART I

Item 1.

Business.

Company Overview

We were originally incorporated in the State of Nevada under the name "Med Mark, Inc". on November 5, 1996.  On June 29, 1998, we filed articles of amendment changing our name to Elast Technologies, Inc.  Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. (“PTS”), a Nevada corporation, merged with Elast Technologies, Inc.  PTS was the surviving company and changed its name to PTS, Inc.

We were a development-stage company since our formation on June 12, 1996 until the second quarter of 2004.  At that time we commenced planned operations and began generating revenue from the sale of the Flexiciser, as described below.

On November 23, 2003, we acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin, our sole officer and director.  PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture sell and distribute, under private label, an apparatus known as the Glove Box, pursuant to a license agreement.  It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box, pursuant to license agreements.  The development of this product has not yet reached the point of manufacture.  As such, we are subject to the risks and uncertainties associated with a new business.  The success of our future operations is dependent, in part, upon our ability to raise sufficient capital to complete development and testing of the Glove Box.

Effective March 10, 2004, we amended our Articles of Incorporation to authorize 800,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share.

In March 2004, we agreed to purchase and sell Flexiciser units under an arrangement whereby the company will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer.  Designed for the paraplegic and quadriplegic, as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise.

On May 26, 2004, we acquired PTS Technologies, Inc. (“PTSTI”).  PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI's sole asset is an agreement to market certain products for a third party.  The purchase price for PTSPI was 800,000 shares of preferred stock.

Effective November 8, 2004 we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box, Inc. from Stephen F. Owens and Global Materials & Services, Inc., a Florida corporation (formerly, American Fire Retardant Corp., a Nevada corporation).  Pursuant to the agreement, we issued 7,500,000 shares of our Series C Preferred stock and 2,500,000 shares of our Series B Preferred stock in consideration for the outstanding stock of Glove Box, Inc.  The purchase transaction was completed in January 2005.

Effective December 24, 2004, we entered into a stock purchase agreement with Global Links Corp., a Nevada corporation (“Global Links”) to buy from Global Links all of the issued and outstanding shares of the capital stock of Global Links Card Services, Inc.  The total consideration of $463,500 paid by the Company in connection with the purchase consisted of $35,000 in cash and the assumption and payment of approximately $428,500 representing the liabilities of Global Links Card Services, Inc.

Current Business Plan

Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended.  We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes.  We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise.  The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, and our relative negotiation strength and that of the other management.

We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders.  In analyzing prospective business opportunities, we will consider such matters as: the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

Our officer and director will meet personally with management and key personnel of the business opportunity as part of their investigation.  We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life.  It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

Key Personnel

Our future financial success depends to a large degree upon the efforts of Mr. Peter Chin, our sole officer and director.  Mr. Chin has played a major role in developing and executing our business strategy.  The loss of Mr. Chin could have an adverse effect on our business and our chances for profitable operations.  While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed.  If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.  We do not maintain key man life insurance on the life of Mr. Chin.

Our Financial Results May Be Affected by Factors Outside of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control.  Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections.  We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall.  Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

We cannot predict with certainty our revenues and operating results.  Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Corporate Offices

Our executive office is located at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  The telephone number to call for information is (702) 217-3888.

Changes in Our Corporate Structure

Effective July 15, 2004, we designated 20,000,000 shares of our preferred stock as the Series A preferred stock.  The shares of the Series A preferred stock are not redeemable.  No dividend is payable to the holder of our Series A preferred stock.   Each share of the Series A preferred stock is convertible into 50 shares of common stock.  The holders of the Series A preferred stock have voting rights on any matters submitted to a vote of our security holders. Except as otherwise required by law, the holders of shares of Common Stock and Convertible Preferred Stock Series A shall vote together and not as separate classes.

Effective September 13, 2004, we designated 20,000,000 shares of our preferred stock as the Series B preferred stock.  The shares of the Series B preferred stock are not redeemable.  No dividend is payable to the holder of our Series B preferred stock.   Each share of the Series B preferred stock is convertible into 10 shares of common stock.  The holders of the Series B preferred stock have no voting rights on any matters submitted to a vote of our security holders.

Effective September 13, 2004, we also amended our Articles of Incorporation to authorize 1,800,000,000 shares of common stock, par value $0.001 per share, and 200,000,000 shares of preferred stock, par value $0.001 per share.

Effective September 20, 2004, we implemented a one for 500 reverse split of our common stock.  All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-KSB, have been restated retroactively to reflect the split as if it had occurred on the first day of the first period presented, or January 1, 2004

Effective November 8, 2004, we designated 7,500,000 shares of our preferred stock as the Series C preferred stock.  The shares of the Series C preferred stock, as originally designated by the November 8, 2004 filing, were redeemable.  No dividend is payable to the holder of our Series C preferred stock.   Each share of the Series C preferred stock is convertible to 10 shares of common stock.  The shares of the Series C preferred stock do not have any voting rights on any matters submitted to a vote of our security holders.  For more information regarding our Series C preferred stock, please see “Recent Events,” below.

Effective January 6, 2005, we designated 20,000,000 shares of our preferred stock as the Series D preferred stock.  The shares of Series D preferred stock, as originally designated by the January 6, 2005 filing, were redeemable.  No dividend is payable to the holder of our Series D preferred stock.   Each share of the Series D preferred stock is convertible to 200 shares of common stock.  On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series D preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series D preferred stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series D preferred stock shall then be convertible.

Effective April 5, 2005, we filed a Certificate of Amendment to the Certificate of Designation for our Series D preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified that no holder of the Series D Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series D preferred stock into shares of our common stock.  The Certificate of Amendment to the Certificate of Designation also amended the terms of the Series D preferred stock to provide for no redemption of the Series D preferred stock.

Effective April 5, 2005, we also filed a Certificate of Amendment to the Certificate of Designation for our Series C preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified that no holder of the Series C Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series C preferred stock into shares of our common stock.  The Certificate of Amendment to the Certificate of Designation also amended the terms of the Series C preferred stock to provide for no redemption of the Series C preferred stock.

Employees

We have 3 full-time employees and no part-time employees as of March 31, 2005.  As we grow, we will need to attract an unknown number of additional qualified employees.  Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed.  None of our employees are currently represented by a labor union.

Risk Factors

Need for ongoing financing.

We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility.  Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership.  In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

Business concentration.

While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers.  We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

Inflation.

In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

Trends, risks and uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all risk factors before making an investment decision with respect to our common stock.

Cautionary factors that may affect future results.

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products.  These are factors that we think could cause our actual results to differ materially from expected results.  Other factors besides those listed here could adversely affect us.

Potential fluctuations in quarterly operating results.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry.  Our quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters.  Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter.  Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Lack of independent directors.

We cannot guarantee that our board of directors will have a majority of independent directors in the future.  In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our stockholders and the controlling officers, stockholders or directors.

Limitation of liability and indemnification of officers and directors.

Our officers and directors are required to exercise good faith and high integrity in our management affairs.  Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.  Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Management of potential growth.

We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources.  To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base.  There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations.  Our inability to effectively manage our future growth would have a material adverse effect on us.

We pay no dividends.

We have never declared nor paid cash dividends on our capital stock.  We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

Quantitative and qualitative disclosure about market risk.

We believe that we do not have any material exposure to interest or commodity risks.  Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations.  We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

Risks Relating to Our Business

We are not likely to succeed unless we can overcome the many obstacles we face.

As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

Our auditors have stated we may not be able to stay in business.

Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.  See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Our acquisition strategy involves a number of risks.

We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions.  We routinely review potential acquisitions.  This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies.  We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

Risks Relating to Our Stock

We may need to raise additional capital.  If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

Due to the lack of revenue, we need to secure adequate funding.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail.  We do not have commitments for additional financing.  To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders.  If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $25.00 to a low of $0.00019 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay.  Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

·

Variations in our quarterly operating results;

·

The development of a market in general for our products and services;

·

Changes in market valuations of similar companies;

·

Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·

Loss of a major customer or failure to complete significant transactions;

·

Additions or departures of key personnel; and

·

Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased.  The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies.  If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our directors have the right to authorize the issuance of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  We have no intention of issuing preferred stock at the present time.  Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor's ownership interest in PTS, Inc. would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as PTS, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

·

That a broker or dealer approve a person's account for transactions in penny stocks; and

·

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·

Obtain financial information and investment experience objectives of the person; and

·

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

·

Sets forth the basis on which the broker or dealer made the suitability determination; and

·

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

Item 2.

Description of Property.

We lease office space at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  Our lease costs were $457 per month and are scheduled to expire on February 28, 2006.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Until June 29, 2001, our common stock was quoted on the OTC Bulletin Board under the symbol “ELTI.OB.”  On June 29, 2001, our symbol changed from “ELTI.OB” to “PTSO.OB” in connection with the change in our name and a one for 20 reverse split of our common stock.  On September 20, 2004, in connection with the one for 500 reverse stock split, our symbol changed from “PTSO.OB.” to “PTSN.OB.”  These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Year 2003	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	10.00 10.00 25.00 15.00	5.00 5.00 2.00 2.00
Calendar Year 2004	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	8.50 4.00 1.06 0.15	2.09 1.09 0.008 0.00019

As of March 31, 2005, we had 993,662,172 shares of our common stock outstanding.  Our shares of common stock are held by approximately 276 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Section 15(g) of the Exchange Act

The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in “penny stocks” unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a “penny stock” transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing “penny stock” transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a “penny stock” transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

Our common stock may be subject to the foregoing rules.  The application of the “penny stock” rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the “penny stock” rules.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2004	-0-	-0-	-0-	-0-
November 2004	-0-	-0-	-0-	-0-
December 2004	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

Item 6.

Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Information

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to, general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders, and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-KSB to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

Management's Plan of Operations

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser.

In March 2004, the Company agreed to purchase and sell Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer. Designed for the  paraplegic  and  quadriplegic  as well as  individuals  who are  unable  to maintain  movement  through  natural  means,  the Flexiciser  provides  passive, resistive exercise. The Company sold all of the units in 2004 and does not expect to continue this product line.

On November 23, 2003, the Company acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin, our sole officer and director. PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box ™. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements. The development of this product has not yet reached the point of manufacture. As such, the Company is subject to the risks and uncertainties associated with a new business.  The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of the Glove Box ™. The Glove Box ™ solves a long standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a filing cabinet), user selects from three glove sizes, slips their hands through sealed openings into air-filled gloves, then hits a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box ™ is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box ™, are increasingly the cause of both contamination and communicable health problems. The first prototype was finished during the first quarter of 2004 and the test was successful.

Effective November 8, 2004, the Company entered into a stock exchange agreement to acquire all of the outstanding stock of Glove BoxTM, Inc. from two parties. Pursuant to the agreement, the Company will issue 7,500,000 of its Series C Preferred stock and 2,500,000 shares of its Series B Preferred stock. The purchase transaction was completed in January 2005.

In December 2004, the company opened a satellite office in Beijing China for the primary purpose of marketing the Glove Box ™ product.

The Glove Box ™  is considered to be in the medical equipment category and even though it is still a prototype it requires a permit from the Medical Ministry in China to import. The company is in the process of applying for the permit and expects to get the permit before the 4th quarter of 2005. We have had discussions with a potential medical facility in Beijing, China to do a joint venture in manufacturing and marketing.

It will be necessary to raise funds for the joint venture project. The company may not able to raise the necessary funds to complete the project.

On May 26, 2004, the Company acquired PTS Technologies, Inc. ("PTSTI"). PTSTI was controlled by Peter Chin, our sole officer and director. PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI's sole asset is an agreement to market certain products for a third party. The purchase price for PTSPI was 800,000 shares of preferred stock, which were issued in July, 2004.

Effective December 24, 2004, the Company entered into a stock purchase agreement with Global Links Corp., a Nevada corporation ("Global Links") to buy from Global Links all of the issued and outstanding shares of the capital stock of Global Links Card Services, Inc. (GLCS).

The total consideration of $463,500 paid by the Company in connection with the purchase consisted of $35,000 in cash and the assumption of approximately $428,500 representing the net liabilities of GLCS.

GLCS provides a one source solution for stored value cards. Through third party contractors, GLCS provides the design and production of physical cards, fulfillment of card orders to end users, banking relations, processing, and consulting services for the design and production of marketing material, and the overall design of stored value card programs. GLCS has implemented its own Visa ™ Debit card program which is scheduled for availability April 1, 2005. GLCS customers are marketing oriented entities with the financial capability to launch and execute card distribution programs.

Separation Agreement

On June 25, 2002 the Company and its wholly owned subsidiary, Elast Technologies Corporation (a Delaware corporation) (“Elast Delaware”) entered into a Separation and Distribution Agreement through which PTS intends to spin off Elast Delaware by distributing to its stockholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by stockholders of record on June 25, 2002. After the spin off, Elast Delaware will be a separate company, no longer owned by PTS.  On August 30, 2002, PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. Pursuant to the amended agreement, the distribution date has been delayed by mutual consent of the parties, subject to finalization of debt allocations and mutual Board of Directors approval.

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the December 31, 2004 consolidated balance sheet. The liabilities of Elast Delaware, which were included in accounts payable in the consolidated balance sheet at December 31, 2004 are $304,671.

Results of Operations

Twelve Months Ended December 31, 2004 compared to the Twelve Months Ended December 31, 2003.

Revenue

    Revenue for the 12 months ended December 31, 2004 was $48,609, with no revenue during 2003. The 2004 revenue resulted from the sale of Flexiciser units. Revenue has been booked on a net basis.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $1,123,809 for the 12 months ended December 31, 2004, compared to $271,716 for the 12 months ended December 31, 2003, an increase of $852,093, or approximately 313 percent.  The increase in G&A is due primarily due to consulting fees of $577,000 (including stock based expense of 377,000), employee stock based compensation of $170,424, and professional fees of $72,150.

We do not expect G&A expenses to increase substantially in the coming 12 months .We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Liquidity and Capital Resources

During the twelve-month period ended December 31, 2004, operating expenses were $2,687,766 as compared to $483,215 for the same period in 2003.  The increase in professional expenses and operating expenses are mainly a result of launching new product lines and related expenses.  We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition.  We believe that revenues and earnings will increase as we grow.  We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development.  The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.  Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $14,533,630 are tapering off.  The positive side of this operating loss will be beneficial to us as two – three of our business units become profitable in 2005 and the net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

During the 12 months ended December 31, 2004, we generated a net loss of $2,645,267.  During the 12 months ended December 31, 2004, we used cash in operating activities of $900,733, cash used by investing activities was $213,604, and cash provided by financing activities was $1,015,740.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.  Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements.  There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure".  This statement amends SFAS No. 123 - "Accounting for Stock-Based Compensation", providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation.  SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements.  The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7.

Financial Statements.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-16.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective May 12, 2003, we dismissed Merdinger, Fruchter, Rosen & Co., P.C. (“MFRC”) as our independent accountants.  The decision to dismiss MFRC was recommended by our board of directors.

On May 12, 2003, we retained Weinberg & Company, P.A. (“Weinberg”) as our independent accountants engaged to audit our financial statements for the fiscal year ended December 31, 2002.  The decision to retain Weinberg was approved by our Board of Directors.

MFRC's reports on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, however the reports did contain a going concern explanatory paragraph.

During our two most recent fiscal years and any subsequent interim period preceding such change in accountants, there were no disagreements with MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During our two most recent fiscal years prior to the change in accountants, and any subsequent interim period preceding such change in accountants, neither we nor anyone on our behalf consulted Weinberg regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in the preceding paragraph).

We have requested that MFRC review the disclosures contained in our Current Report filed with the Commission on May 22, 2003 and furnish us with a letter addressed to the Commission stating whether or not MFRC agrees with the statements made by us therein.  We filed MFRC's letter as an exhibit to our Current Report, filed with the Commission on May 22, 2003.

Item 8A.

Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.  As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

Item 8B.

Other Information.

        None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        Our directors and executive officers are:

Name	Age	Position	Position Held Since
Peter Chin	58	Chief Executive Officer and Chairman of the Board of Directors	2002

Mr. Chin has served as a director of the Golden Arrow Group of Companies, USA since 1993.  Golden Arrow Group of Companies, USA is in the business of hotel and land management in China.  In 2000 and 1999, Mr. Chin was an independent business consultant.  Mr. Chin has served as our consultant since 2001, and as our sole officer and director since 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission.  Such persons are also required to furnish us with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2004, was a director, officer, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

·

Peter Chin.  Mr. Chin was an officer and director during the year 2004.  Mr. Chin failed to timely file a Form 4 for the year ended December 31, 2004.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote:

·

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

·

Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

·

Compliance with applicable governmental laws, rules and regulations;

·

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

·

Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is filed as an exhibit to this Annual report.  We will post a copy of the code of ethics on our website ptspi.com.

We will provide to any person without charge, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.

Item 10.

Executive Compensation.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to PTS, Inc. and our subsidiaries:

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Peter Chin	2002 2003 2004	144,000 120,000 120,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Employment Agreements

None.

Confidentiality Agreements

None.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

·

All compensation plans previously approved by security holders; and

·

All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	180,000,000	$0.002	0
Equity compensation plans not approved by security holders	620,000,000	$0.006	0
Total	800,000,000	$0.005	0

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

·

Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

·

Each person who owns beneficially outstanding shares of our preferred stock;

·

Each director;

·

Each named executive officer; and

·

All directors and officers as a group.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned (2) Number Percent		Preferred Stock Beneficially Owned (2) Number Percent
Peter Chin All directors and officers as a group (one person) Sandy Chin (2)	50, 000,450 50,000,450 21,269	13.08% 13.08% .006%	6,500,000 (3)	62%(3)

(1)

Unless otherwise indicated, the address for each of these stockholders is c/o PTS, Inc., 3355 Spring Mountain Road, Suite 66,  Las Vegas, Nevada 89102.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2)

Peter Chin may be considered the beneficial owner of shares owned by his wife, Sandy Chin.

(3)

Series A preferred stock.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of PTS, Inc.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Item 12.

Certain Relationships and Related Transactions.

During 2004, we issued 7,000 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

An officer had stock subscriptions due to us of $551,380 as of December 31, 2003.  We cancelled this receivable and the related common stock (496 shares) during the first quarter of 2004.

As consideration for the acquisition of the licenses from PTSPI, which was controlled by Peter Chin our sole officer and director, described elsewhere in this Annual Report, we are committed to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries).  The fees may be paid in cash or stock (at a 60 percent discount to market).  We have already issued 200,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable, and have issued 10,700,000 shares of preferred stock, valued at $395,000, and $60,000 cash for payment of an additional $250,000 of the payable, with a remaining balance of $160,000 due at December 31, 2004.

On May 26, 2004, we acquired PTS Technologies, Inc. (“PTSTI”) from related parties .PTSTI was controlled by Peter Chin our sole officer and director. The purchase price for PTSPI was 800,000 shares of preferred stock, which were issued in July 2004.

As a result of the acquisition of GLCS, the Company has assumed a payable to the officer of the subsidiary in the amount of $322,610. The amount due is unsecured, none interest bearing and has no formal terms of repayment.

At December 31, 2004 the Company is indebted to a stockholder for net advances in the amount of $10,668.

Item 13.

Exhibits.

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed effective September 15, 1999.
3.2**	Certificate of Amendment to Articles of Incorporation, filed effective April 27, 2001.
3.3**	Articles of Exchange between the Company and Elast Technologies, Inc., filed effective June 26, 2001.
3.4*	Certificate of Amendment to Articles of Incorporation, filed effective March 10, 2004.
3.5*	Certificate of Amendment to Articles of Incorporation, filed effective September 13, 2004.
3.6*	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.
3.7*	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.
3.8*	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.
3.9*	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.
3.10*	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.
3.11*	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005
3.12**	Bylaws.
10.1**	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation , dated November 29, 2004.
10.2**	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.
10.3**	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.
14*	Code of Ethics
21*	Subsidiaries.
31.1*	Certification of Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of PTS, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of PTS, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

** Previously Filed

* Filed Herewith

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual financial statements for fiscal year 2003 were $18,273.00

The aggregate fees billed by Weinberg & Company, P.A. for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $34,906.00

Audit-Related Fees

The aggregate fees billed by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

The aggregate fees billed by Weinberg & Company, P.A. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

All Other Fees

There were no other fees billed by Weinberg & Company, P.A. for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

PTS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

PTS, Inc and Subsidiaries:

We have audited the accompanying consolidated balance sheet of PTS, Inc and Subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of PTS, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s incurred a net loss from operations of $2,645,267 and utilized cash of $900,733 in operations during the year ended December 31, 2004, and had a working capital deficiency of $982,215 and a stockholders’ deficiency of $417,468 as of December 31, 2004 that raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida

March 28, 2005

PTS, INC. CONSOLIDATED BALANCE SHEET DECEMBER 31, 2004
ASSETS

Current assets
Cash	$ 47,582
Receivable from settlement	40,000
Prepaid expense	200
Note receivable, current portion	29,643
Total current assets	117,425

Goodwill	463,515
Note receivable, net of current portion	100,357
Deposits	875

TOTAL ASSETS	$ 682,172

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable - trade	$ 446,887
Accrued payroll taxes	79,638
Sales deposit	37,650
Due to related parties	493,278
Debenture payable, net of unamortized costs of $7,813	42,187
Total current liabilities	1,099,640

Stockholders' deficiency
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
14,500,000 shares issued and outstanding	14,500
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-
Preferred stock, no designation, $0.001 par value; 160,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 454,162,201 shares issued and 382,162,201shares outstanding	382,162
Additional paid-in capital	13,719,500
Accumulated deficit	(14,533,630)

Total stockholders' deficiency	(417,468)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 682,172

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2004	2003

Net revenue	$ 48,609	$ -

Operating costs and expenses
General and administrative	1,123,809	271,716
Research and development	48,957	11,499
Merger and acquisition costs	-	200,000
Amortization	738,550	-
Impairment loss	776,450	-

	2,687,766	483,215

Loss from operations	(2,639,157)	(483,215)

Gain on extinguishment of debt	-	44,972
Interest income	82	4
Finance cost	(4,687)	-
Interest expense	(1,505)	-

Net loss	$ (2,645,267)	$ (438,239)

Net loss per basic and diluted share	$ (0.05)	$ (8.30)

Weighted average shares outstanding,
basic and diluted	48,658,348	52,828

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31 2004 AND 2003

	Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Receivable
	Shares	Par Value	Shares	Par Value	Capital	Warrants	Deficit	For Stock	Total

Balance, January 1, 2003	-	$ -	44,117	$ 44	$11,052,929	$ 205,000	$ (11,450,124)	$ (551,380)	$ (743,531)

Shares sold for cash	-	-	66,000	66	258,967	-	-	-	259,033

Employee stock compensation	-	-	-	-	45,712	-	-	-	45,712

Shares transferred by stockholder
for services	-	-	-	-	10,000	-	-	-	10,000

Shares issued for acquisition	-	-	40,000	40	199,960	-	-	-	200,000

Shares issued for services	-	-	3,580	4	15,656	-	-	-	15,660

Net loss	-	-	-	-	-	-	(438,239)	-	(438,239)

Balance, December 31, 2003	-	-	153,697	154	11,583,224	205,000	(11,888,363)	(551,380)	(651,365)

To combine equity accounts	-	-	-	-	205,000	(205,000)	-	-

Shares issued for services	-	-	29,032,000	29,032	147,968	-	-	-	177,000

Shares cancelled	-	-	(496)	(1)	(551,379)	-	-	551,380	-

Shares issued for licenses	-	-	200,000	200	899,800	-	-	-	900,000

Shares sold for cash to employees	-	-	302,770,000	302,770	662,970	-	-	-	965,740

Employee stock compensation	-	-	-	-	170,424	-	-	-	170,424

Beneficial conversion feature	-	-	-	-	12,500	-	-	-	12,500

Shares issued for related party debt	-	-	7,000	7	58,493	-	-	-	58,500

Preferred shares issued
for license payable	10,700,000	10,700	-	-	384,300	-	-	-	395,000

Preferred shares issued
for PTS Technologies, Inc.	800,000	800	-	-	(800)	-	-	-	-

Preferred shares issued
for services	4,000,000	4,000	-	-	196,000	-	-	-	200,000

Conversion of preferred to common	(1,000,000)	(1,000)	50,000,000	50,000	(49,000)	-	-	-	-

Net loss	-	-	-	-	-	-	(2,645,267)	-	(2,645,267)

Balance, December 31, 2004	14,500,000	$ 14,500	382,162,201	$ 382,162	$13,719,500	$ -	$ (14,533,630)	$ -	$ (417,468)

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2004	2003

Cash flows from operating activities:
Net loss	$ (2,645,267)	$ (438,239)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	738,550	-
Impairment of licensing agreement	776,450
Issuance of shares for services	377,000	25,660
Issuance of shares for merger and acquisition	-	200,000
Compensation from stock awards	170,424	45,712
Deferred equity based expense	4,687
Expenses paid by officer	-	40,912
Gain on extinguishments of debt	-	(44,972)
Gain on settlement with Flexiciser	(48,609)
Decrease (increase) in assets:
Prepaid expenses	405	(405)
Deposits		(875)
Increase (decrease) in liabilities:
Accounts payable	21,367	15,107
Due to related parties	(295,740)	43,497
Accrued payroll taxes		749

Cash used in operating activities	(900,733)	(112,854)

Cash flows from investing activities:
Net cash utilized on Flexiciser investment	(121,391)	-
Cash paid for Licensing Agreement	(60,000)	-
Cash paid for acquisition, net of cash received	(32,213)	-

Net cash used by investing activities:	(213,604)	-

Cash flows from financing activities:
Proceeds from sale of common stock to employees	965,740	259,033
Proceeds from debenture payable	50,000	-

Cash provided by financing activities	1,015,740	259,033

Net (decrease) increase in cash	(98,597)	146,179
Cash, beginning of year	146,179	-
Cash, end of year	$ 47,582	$ 146,179

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 5	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:
Note receivable issued to Flexiciser	$ 130,000	$ -
Note receivable issued to Flexicsier	40,000	-
Stock issued for cancellation of debt	58,500	-
Stock issued for licenses payable	1,295,000	-
Cancellation of stock subscription receivable	551,380	-
During 2004 the Company assumed $431,502 of accounts payable and accrued liabilities in connection with the acquisition of Global Links Card Services, resulting in goodwill of $463,515

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1-

NATURE OF OPERATIONS

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser (Note 11). Operations for 2005 will include revenue from the operations of Global Links Card Services, Inc. (see Note 6)

On November 23, 2003, the Company acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin our sole officer and director. PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute an apparatus known as the Glove Box ™, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements (see Note 4). The development of this product has not yet reached the point of manufacture. The first prototype was finished during the first quarter of 2004 and the test was successful. The Company is subject to the risks and uncertainties associated with a new business.  The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of the Glove Box ™ .

The Glove Box ™ solves a long standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a filing cabinet), user selects from three glove sizes, slips their hands through sealed openings into air-filled gloves, then hits a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box ™ is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box ™, are increasingly the cause of both contamination and communicable health problems.

Effective November 8, 2004 the Company entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. from two parties. Pursuant to the agreement, the Company will issue 7,500,000 of its Series C Preferred stock and 2,500,000 shares of its Series B Preferred stock. The purchase transaction was completed in January 2005.

In December 2004, the company opened a satellite office in Beijing China for the primary purpose of marketing the Glove Box ™ product.

The Glove Box ™  is considered to be in the medical equipment category and even though it is still a prototype it requires a permit from the Medical Ministry in China to import. The company is in the process of applying for the permit and expects to get the permit before the 4th quarter of 2005. We have had discussions with a potential medical facility in Beijing, China to do a joint venture in manufacturing and marketing.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $2,645,267 and a negative cash flow from operations of $900,733 for the year ended December 31, 2004, and has a working capital deficiency of $982,215, and a stockholders deficiency of $417,468 as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries, Elast Delaware, PTS Hong Kong Ltd. (“PTS HK”), PTSPI, PTSTI and GLCS. All significant intercompany transactions have been eliminated.  Elast Delaware, PTS HK and PTSTI were inactive in 2004 and 2003.

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

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits.  We have not experienced any losses in such account.

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

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts receivable, advances receivable, accounts payable and accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Intangible and Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the year ended December 31, 2004 an impairment loss of $776,450 was recognized on the value of recorded license rights. The impairment resulted from the fact that no product sales related to the underlying Glove Box licenses (See Note 4) are expected during 2005 and the initial license periods expire on December 31, 2005.

Common Stock Split

On September 20, 2004, the Company effected a 1 for 500 reverse split of its outstanding common stock. All share and per share amounts have been retroactively restated to reflect this reverse split as of the beginning of the periods presented.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2004 and 2003 since the effect would be anti-dilutive. There were 725,000,000 common stock equivalents outstanding at December 31, 2004.

Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees.  The Company has elected to use the intrinsic value based method for grants to employees and directors.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Comprehensive Income

A statement of comprehensive income is not presented in our financial statements since we did not have any of the items of other comprehensive income in any period presented.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3-

LIABILITIES OF SUBSIDIARY HELD FOR DISPOSITION

On June 25, 2002 the Company and its wholly owned subsidiary, Elast Technologies Corporation (a Delaware corporation) (“Elast Delaware”) entered into a Separation and Distribution Agreement through which PTS intends to spin off Elast Delaware by distributing to its stockholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by stockholders of record on June 25, 2002. After the spin off, Elast Delaware will be a separate company, no longer owned by PTS.  On August 30, 2002 PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. Pursuant to the amended agreement, the distribution date has been delayed by mutual consent of the parties, subject to finalization of debt allocations and mutual Board of Directors approval.

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the December 31, 2004 consolidated balance sheet. The liabilities of Elast Delaware which are included in accounts payable in the consolidated balance sheet at December 31, 2004 are $304,671.

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

As consideration for the acquisition of the licenses, the Company was to pay the former shareholders of PTSPI fees of $800,000 ($500,000 for China and $100,000 for each of the other countries). PTSPI was controlled by Peter Chin our sole officer and director (see Note 5). The fees may be paid in cash or stock (at a 60% discount to market). In Settlement of the payable, the Company has issued 200,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable and has issued 10,700,000 shares of preferred stock, valued at $395,000, and made a $60,000 cash for payment of an additional $250,000 of the payable. There is a remaining balance of $160,000 due at December 31, 2004 which is included in Due to Related Parties (See Note 5). The common and preferred shares were issued at a discount to market value and, as a result, $715,000 has been added to the cost of the licenses acquired.

The licenses were initially valued at an aggregate amount of $1,515,000. Amortization expense of $738,550 has been recorded during the year ended December 31, 2004.

As a result of the fact that no sales of the glove box are expected in 2005 and that the initial license periods expire on December 31, 2005, the Company has fully impaired the unamortized license costs at December 31, 2004. The impairment expense was $776,450.

NOTE 5 -

RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2004, the Company issued 7,000 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

As a result of the acquisition of GLCS, the Company has assumed a payable to the officer of the subsidiary in the amount of $322,610. The amount due is unsecured, none interest bearing and has no formal terms of repayment.

At December 31, 2004 the Company is indebted to a stockholder for net advances in the amount of $10,668.

Due from Related Party

An officer had stock subscriptions due to the Company of $551,380 as of December 31, 2003. The Company cancelled this receivable and the related common stock (496 shares) during the first quarter of 2004.

License Fees

As consideration for the acquisition of the licenses described in Note 4, the Company was to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). PTSPI was controlled by Peter Chin our sole officer and director. The fees may be paid in cash or stock (at a 60% discount to market). The Company has issued 200,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable, and has issued 10,700,000 shares of preferred stock, valued at $395,000, and $60,000 cash for payment of an additional $250,000 of the payable, with a remaining balance of $160,000 due at December 31, 2004. The common and preferred shares were issued at a discount to market value, and as a result, $715,000 was added to the value of the licenses.

Acquisition

On May 26, 2004, the Company acquired PTS Technologies, Inc. (“PTSTI”) from related parties. PTSTI was controlled by Peter Chin our sole officer and director . The purchase price for PTSPI was 800,000 shares of preferred stock valued at $800, which were issued in July, 2004.

NOTE 6 -

ACQUISITIONS

Global Links Card Services Inc.

Effective December 24, 2004, the Company entered into a stock purchase agreement with

Global Links Corp., a Nevada corporation ("Global Links") to buy from Global Links all of the issued and outstanding shares of the capital stock of Global Links Card Services, Inc. (GLCS). The total consideration of $463,500 paid by the Company in connection with the purchase consisted of $35,000 in cash and the assumption of approximately $428,500 representing the net liabilities of GLCS.

GLCS provides a one source solution for stored value cards. Through third party contractors, GLCS provides the design and production of physical cards, fulfillment of card orders to end users, banking relations, processing, and consulting services for the design and production of marketing material, and the overall design of stored value card programs. GLCS has implemented its own Visa ™ Debit card program which is scheduled for availability April 1, 2005. GLCS customers are marketing oriented entities with the financial capability to launch and execute card distribution programs.).

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141. The total purchase price was allocated as follows:

Cash	$2,787
Prepaid expense	200
Current liabilities	(431,502)
Goodwill	463,515
Cash paid	$35,000

The Company's consolidated financial statements include GLCS's results of operations subsequent to its acquisition on December 24, 2004. During this period, the operations of GLCS were insignificant.

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2004 and 2003 assume that the acquisition of the operating assets of GLCS occurred on January 1, 2003. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	2004	2003
	(Unaudited)	(Unaudited)
Revenue	$51,263	$1,829
Net loss	$(2,825,742)	$(496,280)
Net loss per share	$(0.06)	$(9.39)

The Company has granted an option to James Brewer, an officer of GLCS, pursuant to which Mr. Brewer may purchase all of the outstanding shares of GLCS. The option price is $535,000 and is exercisable at any time before January 2, 2009.

PTS Technologies, Inc

On May 26, 2004, the Company acquired PTS Technologies, Inc. ("PTSTI") from a related party (see Note 5). PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI's sole asset is an agreement to market certain products for a third party. The purchase price for PTSPI was 800,000 shares of preferred stock, which were issued in July, 2004 and valued at $800. There were no assets and liabilities of PTSI at the date of acquisition, and the Company had no prior operations.

NOTE 7 -

COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies its premises pursuant to a lease commencing August 1, 2004 and expiring January 31, 2005 (see Note 10). Monthly rent is $405.

The Company entered into a six month lease for office space in Beijing, China. The lease commenced December 1, 2004, with a monthly rent of $200.

Rent expense for the years ended December 31, 2004 and 2003 was $10,372 and $750, respectively.

Employment Taxes

The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies.  Since inception, the Company paid $1,052,893 in compensation to three of its officers upon which taxes were not withheld nor remitted to the appropriate governmental authorities.  If, as a result of not withholding employment taxes, the employees incur an income tax liability that ultimately results in a deficiency, the Company becomes contingently responsible, if the employees cannot or do not satisfy that liability.  Since inception, the Company is contingently liable for these taxes, penalties, and interest, which approximate $393,000.  The employer portion of the payroll-related taxes, $79,638, has been recorded as a liability by the Company as of December 31, 2004.

NOTE 8 -

STOCK-BASED COMPENSATION

On October 18, 2003, the Company established the 2003 Employee Bonus Stock Plan (the “Bonus Plan”) and the 2003 Directors and Consultants Stock Plan (the “Stock Plan”).

Pursuant to the Bonus Plan, the Company may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares.  The maximum number of shares which may be issued pursuant to this plan is 100,000. All the shares have been issued.

Pursuant to the Directors and Consultants Stock Plan, compensation for service to directors or consultants may be payable in whole or in part in shares of common stock pursuant to the plan at the deemed issuance price of the fair market value of the common stock on the date of the issuance of such shares. The maximum number of shares which may be issued pursuant to this plan is 20,000. All the shares have been issued.

During the first quarter of 2004, the Company adopted the 2004 Employee Bonus Stock Plan (the “2004 Bonus Plan”) and the 2004 Directors and Consultants Stock Plan (the “2004 Stock Plan”). The terms of the plans are similar to those of the 2003 plans described above. The maximum number of shares which may be issued pursuant to the 2004 Bonus Plan and the 2004 Stock Plan are 136,000 shares and 4,000 shares, respectively. All the shares have been issued.

During the second quarter of 2004, the Company adopted the 2004/B Employee Bonus Stock Plan (the “2004/B Bonus Plan”) and the 2004/B Directors and Consultants Stock Plan (the “2004/B Stock Plan”). The terms of the plans are similar to those of the 2003 plans described above. The maximum number of shares which may be issued pursuant to the 2004/B Bonus Plan and the 2004/B Stock Plan are 196,000 shares and 4,000 shares, respectively. All the shares have been issued.

During the third quarter of 2004, the Company adopted the 2004/C Employee Bonus Stock Plan (the “2004/C Bonus Plan”). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/C Bonus Plan are 360,000 shares. All the shares have been issued.

During the third quarter of 2004, the Company adopted the 2004/D Employee Bonus Stock Plan (the “2004/D Bonus Plan”). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/D Bonus Plan are 350,000,000 shares. All the shares have been issued.

During December 2004, the Company adopted the Employee Stock Incentive Plan for the Year 2004 No. 2. The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2004 No. 2 are 500,000,000 shares. There are 488,900,000 remaining as of December 31, 2004.

In anticipation of issuing shares of stock under these plans, the company has authorized its transfer agent to place 72,000,000 shares of stock on deposit with a broker as of December 31, 2004.

The following summarizes information about stock options and warrants of the Company granted and outstanding at December 31, 2004:

Exercise
Price
Outstanding at January 1, 2003	3,000	$450
Granted	-	-
Exercised	-	-
Expired	(500)	300
Outstanding at December 31, 2003	2,500	480
Granted	-	-
Exercised	-	-
Expired	(2,500)	480
Outstanding at December 31, 2004	-	-

NOTE 9 -

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

The Company has designated 7,500,000 shares of Series C preferred stock, $.001 par value, each share convertible to 10 shares of common stock. Each share of Series B preferred stock has no voting rights. The shares of Series C preferred stock were redeemable but the certificate of designation for the Series C preferred stock was amended in 2005 to remove the redemption provision.

During the year ended December 31, 2004 the Company:

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

  Issued 302,770,000 shares of common stock for cash proceeds of $965,740. These shares were issued pursuant to the Bonus Plans described in Note 8. The shares were sold below fair value; an expense for the intrinsic value of $170,424 has been recorded in the statement of operations.

  Issued 200,000 shares of common stock, valued at $900,000, as partial payment of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

  Issued 29,032,000 shares of common stock, valued at $177,000, for services.

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

During the year ended December 31, 2003 the Company:

  Issued 66,000 shares of common stock for cash proceeds of $259,333.

  Issued 40,000 shares of common stock for the acquisition of PTSPI.

  Issued 3,580 shares of common stock, valued at $15,660, for services.

NOTE 10 -

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

NOTE 11 -

AGREEMENT WITH FLEXISER

In March 2004, the Company agreed to purchase and sell Flexiciser units under an arrangement whereby it was to pay the actual manufactured cost of the units,  was to jointly market the product and divide profits equally with the manufacturer. Designed for the  paraplegic  and  quadriplegic  as well as  individuals  who are  unable  to maintain  movement  through  natural  means,  the Flexiciser  provides  passive, resistive exercise.

In January 2005, the Company and the manufacturer of the Flexiciser entered into a modification  agreement in which to settle all amounts due in connection with funds due the Company resulting from the sale of the Flexiciser units. Pursuant to this agreement, the manufacturer  remitted a payment of $40,000 (which was paid January 31 , 2005) and the Company received a promissory note in the amount of $130,000. The note is payable in 48 monthly payments of $3,053, including interest at 6%, with payments commencing on January 10, 2005.  The net effect of the transaction resulted in a gain of $48,609  which has been reflected as revenue in the accompanying financial statements for the year ending December 31 2004

NOTE 12 -

INCOME TAXES

Significant components of the Company's deferred income tax assets at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred income tax asset:
Net operating loss carry forward	$861,000	$605,000
Impairment expense	561,000	561,000
Total deferred income tax asset	1,422,000	1,166,000
valuation allowance	(1,422,000)	(1,166,000)
Net deferred income tax asset	$-	$-

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2004	2003
Tax expense at the U.S. statutory
income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective income tax rate	-%	-%

The Company has available net operating loss carry forwards of approximately $2,533,000.There may be significant limitations on the future utilization of net operating loss carry forward due to ownership changes in the Company. The net operating loss carryforwards expire 2021 through 2024.

NOTE 13 -

SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company:

•

Issued 40,000,000 shares of common stock for services.

•

Sold 499,500,000 shares pursuant to the stock bonus plans, for cash proceeds of $292,584.

•

Entered into a one year lease for office space commencing March 1, 2005, with a monthly rent of $437.

•

Designated 20,000,000 shares of Series D preferred stock, $.001 par value, each share convertible to 200 shares of common stock. Each share of Series D preferred stock has voting rights.

•

Effective January 6, 2005, we designated 20,000,000 shares of our preferred stock as the Series D preferred stock.  The shares of Series D preferred stock, as originally designated by the January 6, 2005 filing, were redeemable.  No dividend is payable to the holder of our Series D preferred stock.   Each share of the Series D preferred stock is convertible to 200 shares of common stock.  On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series D preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series D preferred stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series D preferred stock shall then be convertible.

•

Effective April 5, 2005, we filed a Certificate of Amendment to the Certificate of Designation for our Series D preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified that no holder of the Series D Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series D preferred stock into shares of our common stock.  The Certificate of Amendment to the Certificate of Designation also amended the terms of the Series D preferred stock to provide for no redemption of the Series D preferred stock.

•

Effective April 5, 2005, we also filed a Certificate of Amendment to the Certificate of Designation for our Series C preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified that no holder of the Series C Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series C preferred stock into shares of our common stock.  The Certificate of Amendment to the Certificate of Designation also amended the terms of the Series C preferred stock to provide for no redemption of the Series C preferred stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc.

Date: May 20, 2005.

By /s/ Peter Chin

    Peter Chin,

    Chief Executive Officer and Chairman of the Board of
    Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peter Chin	Chief Executive Officer	May 20, 2005
Peter Chin	and Chairman of the Board of Directors

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Chin, certify that:

1.

I have reviewed this Annual report on Form 10-KSB of PTS, Inc.;

2.

Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

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

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the “Evaluation Date”); and

(c)

presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

any fraud, whether or not material, that involves management or other employees who have significant roles in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2005.

/s/ Peter Chin

Peter Chin, Chief Executive Officer and Chairman of the Board of Directors

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual report of PTS, Inc. (the “Company”) on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

/s/ Peter Chin

Peter Chin, Chief Executive Officer and Chairman of the Board of Directors
Date: May 20, 2005