Form 10QSB
period 2005-03-31
PTS INC/NV/
filed 2005-06-03
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25485

PTS, INC.

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0380544 (I.R.S. Employer Identification No.)
3355 Spring Mountain Road, Suite 66 Las Vegas, Nevada (Address of principal executive offices)	89102 (Zip Code)

(702) 797-0189

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 31, 2005, the issuer had 993,662,172 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

PTS, INC. CONDENSED CONSOLIDATED BALANCE SHEET MARCH 31, 2005 (Unaudited)
ASSETS

Current assets
Cash	$ 128,921
Accounts receivable	350
Note receivable, current portion	32,517
Total current assets	161,788

Goodwill	463,515
Note receivable, net of current portion	92,665
Deposits	1,375

TOTAL ASSETS	$ 719,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable - trade	$ 476,408
Accrued payroll taxes	79,638
Due to related parties	463,025
Debenture payable, net of unamortized costs of $4,688	45,312
Total current liabilities	1,064,383

Stockholders' deficiency
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
14,500,000 shares issued and outstanding	14,500
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 160,000,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 993,662,201 shares issued and 972,662,201 shares outstanding	972,663
Additional paid-in capital	13,627,190
Accumulated deficit	(14,969,393)

Total stockholders' deficiency	(345,040)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 719,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended March 31,
	2005	2004

Sales	$ 111,862	$ -

Cost of sales	42,051	-

Gross profit	69,811	-

Operating costs and expenses
General and administrative	397,692	297,953
Research and development	100,000	31,791
Amortization	-	163,750

	497,692	493,494

Loss from operations	(427,881)	(493,494)

Interest income	1,347	43
Finance cost	(3,125)
Interest expense	(6,104)	(4)

Net loss	$ (435,763)	$ (493,455)

Net loss per basic and diluted share	$ (0.00)	$ (1.52)

Weighted average shares outstanding,
basic and diluted	712,823,312	324,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (435,763)	$ (493,455)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	163,750
Write off of purchased research and development	100,000
Issuance of shares for services	40,000	30,000
Compensation from stock awards	55,229	88,702
Deferred equity based expense amortization	3,125	-
Decrease (increase) in assets:
Accounts receivable	(350)	-
Prepaid expenses	200	(39,595)
Deposit	(500)	-
Increase (decrease) in liabilities:
Accounts payable	29,521	(26,306)
Sales deposit	(37,650)	-
Due to related parties	(30,253)	(192,169)

Cash used in operating activities	(276,441)	(469,073)

Cash flows from investing activities:
Net cash received on settlement and note receivables	44,818	-

Cash flows from financing activities:
Proceeds from sale of common stock to employees	312,962	481,045

Net increase in cash	81,339	11,972
Cash, beginning of period	47,582	146,179
Cash, end of period	$ 128,921	$ 158,151

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 2	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

Stock issued for cancellation of debt	$ -	$ 58,500
Stock issued for licenses payable	-	900,000
Cancellation of stock subscription receivable	-	551,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Unaudited)

NOTE 1- NATURE OF OPERATIONS

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser. Operations for 2005 consist of revenue from the operations of Global Links Card Services, Inc. (see Note 5)

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $435,763 and a negative cash flow from operations of $276,441 for the three months ended March 31, 2005, and has a working capital deficiency of $902,595, and a stockholders deficiency of $345,040 as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries, Elast Delaware, PTS Hong Kong Ltd. (“PTS HK”), PTSPI, PTSTI, GLCS and The Glove Box, Inc. All significant intercompany transactions have been eliminated.  Elast Delaware, PTS HK and PTSTI were inactive in 2005 and 2004. The Glove Box was acquired in January, 2005 and is inactive. GLCS was acquired in December 2004.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month period ended March 31, 2005 since the effect would be anti-dilutive. There were 825,000,000 common stock equivalents outstanding at March 31, 2005.

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

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the March 31, 2005 condensed consolidated balance sheet. The liabilities of Elast Delaware which are included in accounts payable in the condensed consolidated balance sheet at March 31, 2005 are $304,671.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2004, the Company issued 7,000 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

As a result of the acquisition of GLCS (see Note 5), the Company has assumed a payable to the officer of the subsidiary in the amount of $322,310. The amount due is unsecured, accrues interest at the rate of 6% and has no formal terms of repayment.

Including license fees described below, the Company has a net payable to Peter Chin, our sole officer and director, of $140,715 at March 31, 2005. The amount due is unsecured, non interest bearing and has no formal terms of repayment. The total fees paid or accrued as consideration for the acquisition of these licenses were subsequently impaired as of December 31, 2004.

License Fees

As consideration for the acquisition of licenses , the Company was to pay the former shareholders of PTSPI fees, aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). PTSPI was controlled by Peter Chin our sole officer and director. The fees may be paid in cash or stock (at a 60% discount to market). During the three months ended March 31, 2004, the Company  issued 200,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable.

NOTE 5 - ACQUISITION

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

The following unaudited pro forma results of operations of the Company for the three month period ended March 31, 2004 assume that the acquisition of the operating assets of GLCS occurred on January 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

2004
(Unaudited)
Revenue	$32
Net loss	$(496,579)
Net loss per share	$(1.53)

The Company has granted an option to James Brewer, an officer of GLCS, pursuant to which Mr. Brewer may purchase all of the outstanding shares of GLCS. The option price is $535,000 and is exercisable at any time before January 2, 2009.

Glove Box, Inc.

In January, 2005 the Company issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. The Glove Box had no significant assets or operations, but owns the underlying technology to which the Company holds marketing licenses (See Note 4, License Fees). The Company intends to continue to develop the technology. The entire purchase price of $100,000 has been written off as purchased research and development at March 31, 2005.

NOTE 6 - STOCK TRANSACTIONS

During the three months ended March 31, 2005:

·

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

·

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

·

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

·

We Issued 550,500,000 shares of common stock for cash proceeds of $312,961. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $55,229 has been recorded in the statement of operations.

·

We Issued 40,000,000 shares of common stock, valued at $40,000, for services.

·

We issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000.

During the three months ended March 31, 2004 the Company:

·

Issued 130,000 shares of common stock for cash proceeds of $502,645 (of which $21,600 was received  in  April,  2004.). These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $88,702 has been recorded in the statement of operations.

·

Issued 200,000 shares of common stock, valued at $900,000, as partial payment of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

·

Issued 12,000 shares of common stock, valued at $60,000, for services (of which $30,000 is deferred at March 31, 2004).

·

Cancelled 496 shares of common stock and the related receivable of $551,380.

·

Issued 7,000 shares of common stock, along with a cash payment of $10,000, to settle a related party debt of $68,500.

Item 2.

Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Information

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-QSB to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.

Management’s Plan of Operations

General

We were originally incorporated in the State of Nevada under the name “Med Mark, Inc” on November 5, 1996.  On June 29, 1998, we filed articles of amendment changing our name to “Elast Technologies, Inc.”  Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. (“PTS”), a Nevada corporation, merged with Elast Technologies, Inc.  PTS was the surviving company and changed its name to PTS, Inc.

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

We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our stockholders.  In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of  present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant  factors.

Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation.  We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

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

Recent Changes in Our Capital Structure.

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

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Total net sales and revenues were at $111,862 for the three months ended March 31, 2004 compared to $0 for the prior period. This Increase in sales resulted from the acquisition of Global Links Card Services, Inc. in December 2004. There were no sales in the comparable quarter in the prior period.

Our gross profit for the three months ended March 31, 2005 compared to 2004 increased to $69,811 from $0.  Gross margin as a percentage of sales was 62 percent in 2005.

 Total operating expenses for the three months ended March 31, 2005 compared to 2004 increased by $4,198 to $497,692 from $493,494 in the prior period.

Operating loss decreased from a loss of $493,494 in the three months ended March 31, 2004 to a loss of $427,881 for the three months ended March 31, 2005.

Interest expense (net) for the three months ended March 31, 2005 was $7,882 as compared to the same period in 2004 of $(39).

Net loss from operations for the three months ended March 31, 2005 decreased to a loss of $435,763 from a loss of $493,455 in the same period of 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had a deficiency in working capital of $902,595.Cash generated from investing activities totaled $44,818. This amount was received from the Flexiciser investment. There were additional cash received for financing activities of $312,962 due to proceeds from stock sold to employees.

               In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Due to the delay of the auditing and filing, all business meetings are pending and no meetings will be scheduled until all filings are current. Due to this factor, the Company has had a delay in raising the necessary capital to continue operations for the next 12 months.

                Our independent certified public accountants have stated in their report, included in the Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.
If cash is insufficient, we will not be able to continue operations.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 – “Accounting for Stock-Based Compensation - Transition and Disclosure.”  This statement amends SFAS No. 123 – “Accounting for Stock-Based Compensation,” providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation.  FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements.  The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.

Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures.  As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls Over Financial Reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed effective September 15, 1999.
3.2**	Certificate of Amendment to Articles of Incorporation, filed effective April 27, 2001.
3.3**	Articles of Exchange between the Company and Elast Technologies, Inc., filed effective June 26, 2001.
3.4**	Certificate of Amendment to Articles of Incorporation, filed effective March 10, 2004.
3.5**	Certificate of Amendment to Articles of Incorporation, filed effective September 13, 2004.
3.6**	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.
3.7**	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.
3.8**	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.
3.9**	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.
3.10**	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.
3.11**	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005
3.12**	Bylaws.
10.1**	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.
10.2**	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.
10.3**	Stock purchase agreement with Global Links Corp. (f/k/a American Fire Retardant Corp., a Nevada corporation), a Florida corporation, dated December 24, 2004.
31.1*	Certification of Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of PTS, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of PTS, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

__________
*    Filed herewith.

**  Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc.

Dated June 3, 2005

By /s/ Peter Chin

    Peter Chin, Chief Executive Officer and Chairman of
    the Board of Directors

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Chin, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of PTS, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 3, 2005

/s/ Peter Chin

Peter Chin, Chief Executive Officer and Chairman of
the Board of Directors

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc., a Nevada corporation (the “Company”), on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: June 3, 2005

/s/  Peter Chin

Peter Chin, Chief Executive Officer and Chairman of
the Board of Directors