Form 10QSB
period 2005-06-30
PTS INC/NV/
filed 2005-08-15
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No [    ]

            State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 5, 2005, the issuer had 42,107,636 shares of its common stock issued and outstanding.

            Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

PTS, INC. CONDENSED CONSOLIDATED BALANCE SHEET JUNE 30, 2005 (Unaudited)
ASSETS
Current assets
Cash	$ 15,769
Accounts receivable	4,841
Note receivable, current portion	35,458
Total current assets	56,068

Goodwill	463,515
Note receivable, net of current portion	84,857
Deposits	1,375

TOTAL ASSETS	$ 605,815

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable - trade	$ 495,330
Accrued payroll taxes	79,638
Due to related parties	382,619
Debenture payable, net of unamortized costs of $1,563	48,437
Debenture payable, related party, net of unamortized costs of $146,667	13,333
Total current liabilities	1,019,357

Stockholders' deficiency
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
14,500,000 shares issued and outstanding	14,500
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 160,000,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
5,000,000 shares issued and outstanding	5,000
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 1,053,662,201 shares issued and 1,034,662,201	1,034,663
shares outstanding
Additional paid-in capital	13,794,526
Accumulated deficit	(15,272,231)

Total stockholders' deficiency	(413,542)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 605,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Sales	$ 12,278	$ 13,008	$ 124,140	$ 13,008

Cost of sales	13,460	-	55,511	-

Gross profit	(1,182)	13,008	68,629	13,008

Operating costs and expenses
General and administrative	277,145	237,904	674,837	535,857
Research and development	-	17,060	100,000	48,851
Amortization	-	186,600	-	350,350

	277,145	441,564	774,837	935,058

Loss from operations	(278,327)	(428,556)	(706,208)	(922,050)

Interest income	1,246	21	2,593	64
Finance cost	(16,458)		(19,583)
Interest expense	(9,299)	(1)	(15,403)	(5)

Net loss	$ (302,838)	$ (428,536)	$ (738,601)	$ (921,991)

Net loss per basic and diluted share	$ (0.00)	$ (0.76)	$ (0.00)	$ (2.07)

Weighted average shares outstanding,
basic and diluted	990,849,014	567,058	852,604,190	445,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004

Cash flows from operating activities:
Net loss	$ (738,601)	$ (921,991)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	350,350
Write off of purchased research and development	100,000	-
Issuance of shares for services	90,000	100,000
Compensation from stock awards	58,879	121,813
Amortization of beneficial conversion feature	19,583	-
Decrease (increase) in assets:
Accounts receivable	35,159	(133,009)
Prepaid expenses	200	405
Deposit	(500)	-
Increase (decrease) in liabilities:
Accounts payable	48,443	(288,561)
Sales deposit	(37,650)	-

Cash used in operating activities	(424,487)	(770,993)

Cash flows from investing activities:
Net cash received on Flexiciser investment	9,685	-

Cash flows from financing activities:
Proceeds from sale of common stock to employees	333,648	690,275
Related party advances (repayments)	49,341	(15,710)
Net cash provided by financing activities	382,989	674,565

Net decrease in cash	(31,813)	(96,428)
Cash, beginning of period	47,582	146,179
Cash, end of period	$ 15,769	$ 49,751

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 2	$ 5

Supplemental Schedule of Noncash Investing and Financing Activities:
Stock issued for cancellation of debt	$ -	$ 58,500
Stock issued for licenses payable	-	900,000
Cancellation of stock subscription receivable	-	551,380
Debenture issued for licenses payable	160,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

(Unaudited)

NOTE 1- NATURE OF OPERATIONS

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser. Operations for 2005 consist of revenue from the operations of Global Links Card Services, Inc. (see Note 4)

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $738,601 and a negative cash flow from operations of $375,146 for the six months ended June 30, 2005, and has a working capital deficiency of $963,289, and a stockholders deficiency of $413,542 as of June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

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

Revenue Recognition

The Company currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned. Sales of Flexicisor units in 2004 were recorded on a net basis.

Common Stock Split

On September 20, 2004, the Company effected a 1 for 500 reverse split of its outstanding common stock. All share and per share amounts have been retroactively restated to reflect this reverse split as of the beginning of the periods presented.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month period ended June 30, 2005 since the effect would be anti-dilutive. There were 1,781,250,000 common stock equivalents outstanding at June 30, 2005.

Reclassifications

Certain items in the 2004 financial statements have been reclassified to present revenue on a net basis. Gross revenue of $41,617 has been offset by product costs of $15,600 and by marketing expense of $13,009, to arrive at net revenue for the three and six months ended June 30, 2004 of $13,008. General and administrative expenses for the three and six months ended June 30, 2004 were reduced by the $13,009 of marketing expense.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005.  The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company’s financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB’s SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2004, the Company issued 7,000 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

As a result of the acquisition of GLCS, the Company has assumed a payable to the officer of the subsidiary in the amount of $322,310. The amount due is unsecured, none interest bearing and has no formal terms of repayment. This amount increased to $371,899 at June 30, 2005.

The Company has a net payable to Peter Chin, our sole officer and director, of $10,720 at June 30, 2005.

The remaining balance related to the acquisition of licenses was satisfied on April 1, 2005 through the issuance of a convertible debenture in the amount of $160,000.

Due from Related Party

An officer had stock subscriptions due to the Company of $551,380 as of December 31, 2003. The Company cancelled this receivable and the related common stock (496 shares) during the first quarter of 2004.

License Fees

As consideration for the acquisition of licenses, the Company was to pay the former shareholders of PTSPI fees, aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). PTSPI was controlled by Peter Chin our sole officer and director. The fees may be paid in cash or stock (at a 60% discount to market). During the three months ended March 31, 2004, the Company  issued 200,000 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable. The remaining balance was satisfied on April 1, 2005 through the issuance of a convertible debenture in the amount of $160,000.

NOTE 4 - ACQUISITION

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

GLCS provides a one source solution for stored value cards. Through third party contractors, GLCS provides the design and production of physical cards, fulfillment of card orders to end users, banking relations, processing, and consulting services for the design and production of marketing material, and the overall design of stored value card programs. GLCS has implemented its own Visa ™ Debit card program which became available on June 15, 2005. GLCS customers are marketing oriented entities with the financial capability to launch and execute card distribution programs.

The Company's consolidated financial statements include GLCS's results of operations subsequent to its acquisition on December 24, 2004.

The following unaudited pro forma results of operations of the Company for the three and six month periods ended June 30, 2004 assume that the acquisition of the operating assets of GLCS occurred on January 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Three Months ended June 30, 2004	Six Months ended June 30, 2004
	(Unaudited)	(Unaudited)
Revenue	$41,678	$41,710
Net loss	$(432,310)	$(928,889)
Net loss per share	$(0.00)	$(0.00)

The Company has granted an option to James Brewer, an officer of GLCS, pursuant to which Mr. Brewer may purchase all of the outstanding shares of GLCS. The option price is $535,000 and is exercisable at any time before January 2, 2009.

Glove Box, Inc.

In January, 2005 the Company issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. The Glove Box had no significant assets or operations, but owns the underlying technology to which the Company holds marketing licenses. The Company intends to continue to develop the technology. The entire purchase price of $100,000 has been written off as purchased research and development at June 30, 2005.

NOTE 5 - STOCK TRANSACTIONS

During the six months ended June 30, 2005:

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

  We Issued 612,500,000 shares of common stock for cash proceeds of $333,648. These shares were issued pursuant to the Company's Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $58,879 has been recorded in the statement of operations.

  We issued 40,000,000 shares of common stock, valued at $40,000, for services.

  We issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000.

  We issued 5,000,000 shares of our Series D preferred stock, valued at $50,000, to our sole officer and director, as compensation.

During the six months ended June 30, 2004 the Company:

  Issued 298,000 shares of common stock for cash proceeds of $690,275. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $121,813 has been recorded in the statement of operations.

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

  Agreed to issue 3,200,000 shares of preferred stock as partial payment of $160,000 of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand. The preferred shares were issued in July, 2004.

  Agreed to issue 800,000 shares of preferred stock to acquire PTSTI from related parties. The preferred shares were issued in July, 2004.

During 2005, the Company granted stock awards to employees for an aggregate of 612,500,000 shares of common stock. The awards had a weighted average fair value of $0.0006 per share. The Company has recorded compensation expense of $58,879 related to these awards. The Company also granted 40,000,000 shares, with a weighted average fair value of $0.001, to consultants and has recorded a compensation cost of $40,000 related to these grants.

During 2004, the Company granted stock awards to employees for an aggregate of 298,000 shares of common stock. The awards had a weighted average fair value of $2.73 per share. The Company has recorded compensation expense of $121,813 related to these awards. The Company also granted 32,000 shares, with a weighted average fair value of $3.13, to consultants and has recorded a compensation cost of $100,000 related to these grants.

NOTE 6 – CONVERTIBLE DEBENTURES PAYABLE

On April 1, 2005, the Company issued a convertible debenture in the amount of $160,000 to a related party as final payment due for the acquisition of licenses. The debenture bears interest at 8% and matures March 31, 2008. The debenture is convertible into shares of common stock at a 50% discount to market price. As a result, a beneficial conversion feature in the amount of $160,000 has been recorded and is being amortized over the life of the debenture.

NOTE 7 – SUBSEQUENT EVENTS

On July 14, 2005 the Company effected a 1 for 500 reverse split of its common stock.

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

Effective July 14, 2005, PTS, Inc. (the “Registrant”) implemented a one for 500 reverse split of its issued and outstanding shares of common stock (the “Reverse Split”).  Following the Reverse Split, the number of issued and outstanding shares of the Registrant’s common stock was reduced from 1,053,662,172 to 2,107,325 in accordance with the one for 500 Reverse Split ratio.  The number of the Registrant’s authorized common shares remained at 1,800,000,000, the number of the Registrant’s authorized preferred shares remained at 200,000,000, and the par value of the Registrant’s common and preferred stock remained at $0.001 per share following the Reverse Split.

All fractional shares which would otherwise be held by the Registrant's stockholders following the Reverse Split were rounded up to one whole share.  The Registrant issued one new share of common stock for up to each 500 shares of common stock held as of July 13, 2005.

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Total net sales and revenues were at $12,278 for the three months ended June 30, 2005 compared to $13,008 for the prior period. The 2005 sales were generated from the operations of Global Links Card Services, Inc., acquired in December 2004. The 2004 sales were the result of sales of Flexicisor products, which were discontinued in late 2004.

Our gross profit for the three months ended June 30, 2005 were a gross loss of $1,182, compared to gross profit of $13,008 for 2004. This decrease results from the change in the nature of products sold.

 Total general and administrative expenses for the three months ended June 30, 2005 compared to 2004 increased by $39,241 to $277,145 from $237,904 in the prior period. The increase is primarily comprised of an increase in compensation and related costs of $102,412 and an increase of $30,172 in professional fees. These increases were partially offset by decreases in consulting expense of $88,950 and travel of $4,716.

The Company incurred research and development costs of $17,060 during the three months ended June 30, 2004, with no costs incurred during the three months ended June 30, 2005. This results from curtailment of development of the Glove Box.

The Company had amortization expense related to licenses of $186,600 during the three months ended June 30, 2004, with no amortization expense in the current period. The licenses were fully impaired at December 31, 2004.

Operating loss decreased from a loss of $428,556 in the three months ended June 30, 2004 to a loss of $278,327 for the three months ended June 30, 2005. The decrease of $150,229 results from the increases and decreases described above.

Interest expense and finance cost for the three months ended June 30, 2005 was $25,757 as compared to $1 for the same period of 2004. The increase results from increased debt and from the amortization of a beneficial conversion feature resulting from the issuance of convertible debt.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Total net sales and revenues were at $124,140 for the six months ended June 30, 2005 compared to $13,008 for the prior period. The 2005 sales resulted from the operations of Global Links Card Services, Inc., acquired  in December 2004. The 2004 sales were the result of sales of Flexicisor products, which were discontinued in late 2004.

Our gross profit for the six months ended June 30, 2005 was $68,629, compared to $13,008 for 2004. This decrease results from the change in the nature of products sold.

 Total general and administrative expenses for the six months ended June 30, 2005 compared to 2004 increased by $138,980 to $674,837 from $535,857 in the prior period. The increase is primarily comprised of an increase in compensation and related costs of $118,899 and an increase of $56,661 in professional fees. These increases were partially offset by a decrease in consulting expense of $33,255.

The Company incurred research and development costs of $100,000 during the six months ended June 30, 2005, an increase of $51,149 over the prior year expense of $48,851. The increase results from a payment for in- process research and development of $100,000 in 2005, related to the Glove Box, offset by a decrease in continuing development activities resulting from curtailment of the development of the Glove Box.

The Company had amortization expense related to licenses of $350,350 during the six months ended June 30, 2004, with no amortization expense in the current period. The licenses were fully impaired at December 31, 2004.

Operating loss decreased from a loss of $922,050 in the six months ended June 30, 2004 to a loss of $706,208 for the six months ended June 30, 2005. The decrease of $215,842 results from the increases and decreases described above.

Interest expense and finance cost for the six months ended June 30, 2005 was $34,986 as compared to $5 for the same period of 2004. The increase results from increased debt and from the amortization of a beneficial conversion feature resulting from the issuance of convertible debt.

Liquidity and Capital Resources

As of June 30, 2005, we had a deficiency in working capital of $963,289. Cash generated from investing activities totaled $9,685 for the six months ended June 30, 2005. This amount was received from the Flexiciser investment. Cash provided by financing activities for the six months ended June 30, 2005 was $382,989. Cash proceeds from stock sold to employees was $333,648 and $49,341 was received from related party advances.

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

Revenue Recognition

The Company currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned. Sales of Flexicisor units in 2004 were recorded on a net basis.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements.  The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005.  The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company’s financial position or results of operations until such time the Company has share-based payments.

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB’s SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company anticipates adopting SFAS 123R in the first quarter 2006.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ending June 30, 2005, the Company issued 5,000,000 shares of our Series D preferred stock, valued at $50,000, to our sole officer and director, as compensation.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed effective September 15, 1999.
3.2**	Certificate of Amendment to Articles of Incorporation, filed effective April 27, 2001.
3.3**	Articles of Exchange between the Company and Elast Technologies, Inc., filed effective June 26, 2001.
3.4**	Certificate of Amendment to Articles of Incorporation, filed effective March 10, 2004.
3.5**	Certificate of Amendment to Articles of Incorporation, filed effective September 13, 2004.
3.6**	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.
3.7**	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.
3.8**	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.
3.9**	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.
3.10**	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.
3.11**	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005
3.12**	Bylaws.
10.1**	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.
10.2**	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.
10.3**	Stock purchase agreement with Global Links Corp. (f/k/a American Fire Retardant Corp., a Nevada corporation), a Florida corporation, dated December 24, 2004.
31.1*	Certification of Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of PTS, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Peter Chin, Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Peter Chin, Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Peter Chin, Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

__________
*    Filed herewith.

**  Previously Filed

(b) Reports on Form 8-K

Item 3.03.     Material Modification to Rights of Security Holders.

Effective July 14, 2005, PTS, Inc. (the “Registrant”) implemented a one for 500 reverse split of its issued and outstanding shares of common stock (the “Reverse Split”).  Following the Reverse Split, the number of issued and outstanding shares of the Registrant’s common stock was reduced from 1,053,662,172 to 2,107,325 in accordance with the one for 500 Reverse Split ratio.  The number of the Registrant’s authorized common shares remained at 1,800,000,000, the number of the Registrant’s authorized preferred shares remained at 200,000,000, and the par value of the Registrant’s common and preferred stock remained at $0.001 per share following the Reverse Split.

All fractional shares which would otherwise be held by the Registrant's stockholders following the Reverse Split were rounded up to one whole share.  The Registrant issued one new share of common stock for up to each 500 shares of common stock held as of July 13, 2005. (Form 8-K was received on 7/18/05)

Item 4.01 Changes in Registrant's Certifying Accountant.

Effective June 29, 2005, PTS, Inc. (the “Registrant”) dismissed its independent auditor, Weinberg & Company, P.A., (“Weinberg”).  (Form 8-K/A was received on 7/14/05)

An Amended Current Report on Form 8-K/A was filed to report the financial information that was required to be presented as a result of the stock purchase between PTS, Inc. (the “Registrant”) and Global Links Corp., a Nevada corporation (“Global Links”), to buy from Global Links all of the issued and outstanding shares of the capital stock of Global Links Card Services, Inc., a Nevada corporation (the “Stock Purchase”)., as reported by the Registrant in its Current Report on Form 8-K filed with the Commission on January 7, 2005. (Form 8-K/A receive on 6/10/05)

ITEM 3.01 NOTICE OF DELISTING OR FAILURE TO SATISFY A CONTINUED LISTING RULE

OR STANDARD, TRANSFER OF LISTING.

On April 22, 2005, an "E" was appended to PTS, Inc.'s (the "Registrant") trading symbol due to the Registrant's failure to timely file it's Annual Report on Form 10-KSB for the period ended December 31, 2004

(Form 8-K was received on 4/25/05)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 15, 2005

PTS, Inc.
By /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Executive Officer August 15, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Financial Officer August 15, 2005