Form 10QSB
period 2005-09-30
PTS INC/NV/
filed 2005-11-14
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X ]  No [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 11, 2005, the issuer had 54,269,636 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC. CONDENSED CONSOLIDATED BALANCE SHEET SEPTEMBER 30, 2005 (Unaudited)
ASSETS
Current assets
Cash	$ 12,218
Accounts receivable	13,944
Note receivable, current portion	43,384
Total current assets	69,546

Goodwill	463,515
Note receivable, net of current portion	76,931
Deposits	1,339

TOTAL ASSETS	$ 611,331

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable - trade	$ 527,038
Accrued payroll taxes	79,638
Due to related parties	445,738
Debentures payable, net of unamortized costs of $157,512	77,488
Total current liabilities	1,129,902

Minority interest	25,000

Stockholders' deficiency
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,800,000 shares issued and outstanding	13,800
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
5,000,000 shares issued and outstanding	5,000
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 50,069,324 shares issued and 49,419,324	49,419
shares outstanding
Additional paid-in capital	15,051,892
Accumulated deficit	(15,673,682)

Total stockholders' deficiency	(543,571)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 611,331

The accompanying notes are an integral part of these condensed consolidated financial statements. 2

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Sales	$ 15,651	$ 17,024	$ 139,791	$ 30,032

Cost of sales	15,990	-	71,501	-

Gross profit	(339)	17,024	68,290	30,032

Operating costs and expenses
General and administrative	348,857	354,192	1,023,694	890,049
Research and development	-	106	100,000	48,957
Amortization	-	194,100	-	544,450

	348,857	548,398	1,123,694	1,483,456

Loss from operations	(349,196)	(531,374)	(1,055,404)	(1,453,424)

Interest income	8	4	2,601	68
Finance cost	(15,718)	(1,562)	(35,301)	(1,562)
Interest expense	(11,545)	(500)	(26,948)	(505)

Net loss	$ (376,451)	$ (533,432)	$ (1,115,052)	$ (1,455,423)

Net loss per basic and diluted share	$ (0.01)	$ (45.96)	$ (0.08)	$ (324.22)

Weighted average shares outstanding,
Basic and diluted	38,752,476	11,606	14,190,002	4,489
The accompanying notes are an integral part of these condensed consolidated financial statements. 3

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004

Cash flows from operating activities:
Net loss	$ (1,115,052)	$ (1,455,423)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	544,450
Write off of purchased research and development	100,000	-
Issuance of shares for services	230,000	300,000
Compensation from stock awards	71,093	138,029
Deferred equity based expense	35,301	1,562
Decrease (increase) in assets:
Accounts receivable	26,056	(150,032)
Prepaid expenses	200	405
Deposit	(464)	-
Increase (decrease) in liabilities:
Accounts payable	75,551	13,096
Sales deposit	(33,050)	-

Cash used in operating activities	(610,365)	(607,913)

Cash flows from investing activities:
Cash paid for licenses	-	(50,000)
Net cash received on Flexiciser investment	9,685	-

Cash provided (used) by investing activities	9,685	(50,000)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	402,856	769,384
Proceed form sale of preferred stock by subsidiary	25,000	-
Related party advances (repayments)	112,460	(292,557)
Proceeds from sale of debenture	25,000	50,000

Cash provided by financing activities	565,316	526,827

Net decrease in cash	(35,364)	(131,086)
Cash, beginning of period	47,582	146,179
Cash, end of period	$ 12,218	$ 15,093

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 8	$ 5

Supplemental Schedule of Noncash Investing and Financing Activities:
Stock issued for cancellation of debt	$ -	$ 58,500
Stock issued for licenses payable	-	1,295,000
Stock issued for receivable		12,780
Cancellation of stock subscription receivable	-	551,380
Debenture issued for licenses payable	160,000	-
Beneficial conversion feature of preferred
stock, deemed a dividend	25,000	-
The accompanying notes are an integral part of these condensed consolidated financial statements. 4

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $1,115,052 and a negative cash flow from operations of $610,365 for the nine months ended September 30, 2005, and has a working capital deficiency of $1,060,356, and a stockholders deficiency of $543,571 as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results of operations to be expected for the full year.

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

Revenue Recognition

The Company currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned. Sales of Flexiciser units in 2004 were recorded on a net basis.

Common Stock Split

On September 20, 2004, the Company effected a 1 for 500 reverse split of its outstanding common stock. On July 12, 2005, the Company effected a second 1 for 500 reverse split of its outstanding common stock. All share and per share amounts have been retroactively restated to reflect these reverse splits as of the beginning of the periods presented.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the nine and three month periods ended September 30, 2005 and 2004 since the effect would be anti-dilutive. There were 842,276,786 common stock equivalents outstanding at September 30, 2005.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2004, the Company issued 14 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

As a result of the acquisition of GLCS, the Company has assumed a payable to the officer of the subsidiary in the amount of $322,310. The amount due is unsecured, none interest bearing and has no formal terms of repayment. This amount increased to $435,018 at September 30, 2005.

The Company has a net payable to Peter Chin, our sole officer and director, of $10,720 at September 30, 2005.

The remaining balance related to the acquisition of licenses was satisfied on April 1, 2005 through the issuance of a convertible debenture in the amount of $160,000.

Due from Related Party

An officer had stock subscriptions due to the Company of $551,380 as of December 31, 2003. The Company cancelled this receivable and the related common stock (1 share) during the first quarter of 2004.

License Fees

As consideration for the acquisition of licenses, the Company was to pay the former shareholders of PTSPI fees, aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries). PTSPI was controlled by Peter Chin our sole officer and director. The fees may be paid in cash or stock (at a 60% discount to market). During the three months ended March 31, 2004, the Company  issued 400 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable. The remaining balance was satisfied on April 1, 2005 through the issuance of a convertible debenture in the amount of $160,000.

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

The following unaudited pro forma results of operations of the Company for the three and nine month periods ended September 30, 2004 assume that the acquisition of the operating assets of GLCS occurred on January 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Three Months ended September 30, 2004	Nine Months ended September 30, 2004
	(Unaudited)	(Unaudited)
Revenue	$ 17,055	$ 30,156
Net loss	$(559,835)	$ (1,488,506)
Net loss per share	$ (48.24)	$ (331.59)

The Company has granted an option to James Brewer, an officer of GLCS, pursuant to which Mr. Brewer may purchase all of the outstanding shares of GLCS. The option price is $585,000 and is exercisable at any time before January 2, 2009.

Glove Box, Inc.

In January, 2005 the Company issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. The Glove Box had no significant assets or operations, but owns the underlying technology to which the Company holds marketing licenses. The Company intends to continue to develop the technology. The entire purchase price of $100,000 has been written off as purchased research and development at September 30, 2005.

NOTE 5 - STOCK TRANSACTIONS

During the nine months ended September 30, 2005:

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

            Effective June 13, 2005, we filed a Certificate of Amendment to the Certificate of Designation for our  Series D preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified the shares of the Series D Preferred Stock shall not be convertible into shares of Common Stock, Preferred Stock, or any other securities of the Company. The Certificate of Amendment to the Certificate of Designation also amended the voting .On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series D Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series D Preferred Stock held by such holders multiplied by 200.

              Effective November 10, 2005, we filed a Certificate of Amendment to the Certificate of Designation for our Series C preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified that no holder of the Series C Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series C preferred stock into shares of our common stock.  The Certificate of Amendment to the Certificate of Designation also   amended the Voting. The holders of the Series C Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

•

We Issued 5,575,000 shares of common stock for cash proceeds of $402,856. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $71,093 has been recorded in the statement of operations.

•

We issued 8,080,000 shares of common stock, valued at $180,000, for services.

•

We issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000.

•

We issued 5,000,000 shares of our Series D preferred stock, valued at $50,000, to our sole officer and director, as compensation.

•

We issued 35,000,000 shares of common stock upon conversion of 700,000 shares of Series A preferred stock.

The Company’s subsidiary, GLCS, has issued preferred stock to a third party. The preferred stock was issued for cash proceeds of $25,000.The preferred stock was sold for $.50 a share, is redeemable at $1.00 per share and convertible into shares of common stock of GLCS on the basis of 75% of the average of the three lowest closing prices for the immediately previous 20 trading days. The Company has recorded a beneficial conversion feature of $25,000, and this amount has been charged to retained earnings as a dividend of preferred stock. The total amount of $25,000 is recorded as a minority interest on the balance sheet at September 30, 2005.

During the nine months ended September 30, 2004 the Company:

•

Issued 8,540 shares of common stock for cash proceeds of $782,164. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $138,029 has been recorded in the statement of operations.

•

Issued 400 shares of common stock, valued at $900,000, as partial payment of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

•

Issued 64 shares of common stock, valued at $100,000, for services.

•

Cancelled 1 share of common stock and the related receivable of $551,380.

•

Issued 14 shares of common stock, along with a cash payment of $10,000, to settle a related party debt of $68,500.

•

Issued 10,700,000 shares of preferred stock as partial payment of $190,000 of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

•

Issued 800,000 shares of preferred stock to acquire PTSTI from related parties.

•

Issued 4,000,000 shares of preferred stock, valued at $200,000, for services.

•

Issued 100,000 shares of common stock upon conversion of 1,000,000 shares of preferred stock.

During 2005, the Company granted stock awards to employees for an aggregate of 5,575,000 shares of common stock. The awards had a weighted average fair value of $0.085 per share. The Company has recorded compensation expense of $71,093 related to these awards. The Company also granted 8,080,000 shares, with a weighted average fair value of $0.022, to consultants and has recorded a compensation cost of $180,000 related to these grants.

During 2004, the Company granted stock awards to employees for an aggregate of 8,540 shares of common stock. The awards had a weighted average fair value of $107.75 per share. The Company has recorded compensation expense of $138,029 related to these awards. The Company also granted 64 shares, with a weighted average fair value of $1,562.50, to consultants and has recorded a compensation cost of $100,000 related to these grants.

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

On September 7, 2005, the Company issued a convertible debenture in the amount of $25,000 for cash. The debenture bears interest at 8% and matures September 7, 2006. The debenture is convertible into shares of common stock at a 30% discount to market price. As a result, a beneficial conversion feature in the amount of $25,000 has been recorded and is being amortized over the life of the debenture.

NOTE 7 – SUBSEQUENT EVENTS

Effective September 9, 2005, the Company entered into a retainer agreement with David B. Stocker, Esq. (Stocker) retaining Stocker to assist the Company in obtaining for its currently wholly owned subsidiary, Global Links Card Services, Inc., (GLCS) a listing as a non-reporting public company, the preparation of subscription documents to enable GLCS to raise capital and to prepare for GLCS such attorney opinion letters as may be necessary for the listing of GLCS on the Pink Sheets Quotation Service.

After the sale of GLCS stock, the Company will no longer hold all of the outstanding common stock of GLCS; however it is not possible at this time to determine the percentage portion of GLCS that will remain the Registrant.

On October 17, 2005, Global Links Card Services Inc. has been assigned the stock ticket symbol GLDS.PK

Effective October 17, 2005, the Company entered into a retainer agreement with David B. Stocker, Esq. (Stocker) retaining Stocker to assist the Company in obtaining for its currently wholly owned subsidiary, Glove Box Inc., (GBI) a listing as a non-reporting public company, the preparation of subscription documents to enable GBI to raise capital and to prepare for GBI such attorney opinion letters as may be necessary for the listing of GBI on the Pink Sheets Quotation Service.

After the sale of GBI stock, the Company will no longer hold all of the outstanding common stock of GBI; however it is not possible at this time to determine the percentage portion of GBI that will remain the Registrant.

Effective November 10, 2005, we filed a Certificate of Amendment to the Certificate of Designation for our Series C preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified that no holder of the Series C Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series C preferred stock into shares of our common stock.  The Certificate of Amendment to the Certificate of Designation also   amended the Voting. The holders of the Series C Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

Item 2. Forward-Looking Information

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

Management’s Plan of Operations

General

We were originally incorporated in the State of Nevada under the name “Med Mark, Inc.” on November 5, 1996.  On June 29, 1998, we filed articles of amendment changing our name to “Elast Technologies, Inc.”  Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. (“PTS”), a Nevada corporation, merged with Elast Technologies, Inc.  PTS was the surviving company and changed its name to PTS, Inc.

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

Recent Changes in Our Capital Structure.

Effective November 10, 2005, we also filed a Certificate of Amendment to the Certificate of Designation for our Series C preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified that no holder of the Series C Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series C preferred stock into shares of our common stock.  The Certificate of Amendment to the Certificate of Designation also amended the terms of the Series C preferred stock to provide for no redemption of the Series C preferred stock.

Effective June 13, 2005, we filed a Certificate of Amendment to the Certificate of Designation for

our Series D preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified the shares of the Series D Preferred Stock shall not be convertible into shares of Common Stock, Preferred Stock, or any other securities of the Company. The Certificate of Amendment to the Certificate of Designation also amended the voting .On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series D Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series D Preferred Stock held by such holders multiplied by 200.

Effective July 14, 2005, PTS, Inc. (the “Registrant”) implemented a one for 500 reverse split of its issued and outstanding shares of common stock (the “Reverse Split”).  Following the Reverse Split, the number of issued and outstanding shares of the Registrant’s common stock was reduced from 1,034,662,201 to 2,069,324 in accordance with the one for 500 Reverse Split ratio.  The number of the Registrant’s authorized common shares remained at 1,800,000,000, the number of the Registrant’s authorized preferred shares remained at 200,000,000, and the par value of the Registrant’s common and preferred stock remained at $0.001 per share following the Reverse Split.

All fractional shares which would otherwise be held by the Registrant's stockholders following the Reverse Split were rounded up to one whole share.  The Registrant issued one new share of common stock for up to each 500 shares of common stock held as of July 13, 2005.

Effective September 9, 2005, the Registrant entered into a retainer agreement with David B. Stocker, Esq. (Stocker) retaining Stocker to assist the Company in obtaining for its currently wholly owned subsidiary, Global Links Card Services, Inc., (GLCS) a listing as a non-reporting public company, the preparation of subscription documents to enable GLCS to raise capital and to prepare for GLCS such attorney opinion letters as may be necessary for the listing of GLCS on the Pink Sheets Quotation Service.

After the sale of GLCS stock, the Registrant will no longer hold all of the outstanding common stock of GLCS; however it is not possible at this time to determine the percentage portion of GLCS that will remain the Registrant.

On October 17, 2005, Global Links Card Services Inc. has been assigned the stock ticket symbol GLDS.PK

  Effective October 17, 2005, the Registrant entered into a retainer agreement with David B. Stocker, Esq. (Stocker) retaining Stocker to assist the Company in obtaining for its currently wholly owned subsidiary, Glove Box Inc., (GBI) a listing as a non-reporting public company, the preparation of subscription documents to enable GBI to raise capital and to prepare for GBI such attorney opinion letters as may be necessary for the listing of GBI on the Pink Sheets Quotation Service.

After the sale of GBI stock, the Registrant will no longer hold all of the outstanding common stock of GBI; however it is not possible at this time to determine the percentage portion of GBI that will remain the Registrant.

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Total net sales and revenues were at $15,651 for the three months ended September 30, 2005 compared to $17,024 for the prior period. The 2005 sales were generated from the operations of Global Links Card Services, Inc., acquired in December 2004. The 2004 sales were the result of sales of Flexiciser products, which were discontinued in late 2004.

Our gross profit for the three months ended September 30, 2005 was a gross loss of $339, compared to gross profit of $17,024 for 2004. This decrease results from the change in the nature of products sold.

 Total general and administrative expenses for the three months ended September 30, 2005 compared to 2004 decreased by $5,335 to $348,857 from $354,192 in the prior period. There were no significant changes to the general and administrative expenses in comparing the two periods.

The Company incurred research and development costs of $106 during the three months ended September 30, 2004, with no costs incurred during the three months ended September 30, 2005. This results from curtailment of development of the Glove Box.

The Company had amortization expense related to licenses of $194,100 during the three months ended September 30, 2004, with no amortization expense in the current period. The licenses were fully impaired at December 31, 2004.

Operating loss decreased from a loss of $531,374 in the three months ended September 30, 2004 to a loss of $349,196 for the three months ended September 30, 2005. The decrease of $182,178 results from the increases and decreases described above.

Interest expense and finance cost for the three months ended September 30, 2005 was $27,263 as compared to $2,062 for the same period of 2004. The increase results from increased debt and from the amortization of a beneficial conversion feature resulting from the issuance of convertible debt.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Total net sales and revenues were at $139,791 for the nine months ended September 30, 2005 compared to $30,032 for the prior period. The 2005 sales resulted from the operations of Global Links Card Services, Inc., acquired  in December 2004. The 2004 sales were the result of sales of Flexiciser products, which were discontinued in late 2004.

Our gross profit for the nine months ended September 30, 2005 was $68,290, compared to $30,032 for 2004. This decrease results from the change in the nature of products sold.

 Total general and administrative expenses for the nine months ended September 30, 2005 compared to 2004 increased by $133,645 to $1,023,694 from $890,049 in the prior period. The increase is primarily comprised of an increase in compensation and related costs of $296,646 and an increase of $71,124 in professional fees. These increases were partially offset by a decrease in consulting expense of $276,955.

The Company incurred research and development costs of $100,000 during the nine months ended September 30, 2005, an increase of $51,043 over the prior year expense of $48,957. The increase results from a payment for in process research and development of $100,000 in 2005, related to the Glove Box, offset by a decrease in continuing development activities resulting from curtailment of the development of the Glove Box.

The Company had amortization expense related to licenses of $544,450 during the nine months ended September 30, 2004, with no amortization expense in the current period. The licenses were fully impaired at December 31, 2004.

Operating loss decreased from a loss of $1,453,424 in the nine months ended September 30, 2004 to a loss of $1,055,404 for the nine months ended September 30, 2005. The decrease of $398,020 results from the increases and decreases described above.

Interest expense and finance cost for the nine months ended September 30, 2005 was $62,249 as compared to $2,067 for the same period of 2004. The increase results from increased debt and from the amortization of a beneficial conversion feature resulting from the issuance of convertible debt.

Liquidity and Capital Resources

As of September 30, 2005, we had a deficiency in working capital of $1,060,356. Cash generated from investing activities totaled $9,685 for the nine months ended September 30, 2005. This amount was received from the Flexiciser investment. Cash provided by financing activities for the nine months ended September 30, 2005 was $565,316. Cash proceeds from stock sold to employees were $402,856, cash proceeds from sale of preferred stock by subsidiary was $25,000 and $25,000 was received from sale of debenture.

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

Revenue Recognition

The Company currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned. Sales of Flexiciser units in 2004 were recorded on a net basis.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 – “Accounting for Stock-Based Compensation - Transition and Disclosure.”  This statement amends SFAS No. 123 – “Accounting for Stock-Based Compensation,” providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation.  FAS 148 also require disclosure of the method used to account for stock-

based employee compensation and the effect of the method in both the annual and interim financial statements.  The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ending September 30, 2005, the Company issued 5,575,000 shares of common stock for cash proceeds of $402,856. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $71,093 has been recorded in the statement of operations.  The Company also issued 8,080,000 shares of common stock, valued at $180,000, for services. In addition, the Company issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. These preferred shares have been valued at an aggregate of $100,000. The Company issued 5,000,000 shares of our Series D preferred stock, valued at $50,000, to our sole officer and director, as compensation. Also, the Company issued 35,000,000 shares of common stock upon conversion of 700,000 shares of Series A preferred stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed effective September 15, 1999.
3.2**	Certificate of Amendment to Articles of Incorporation, filed effective April 27, 2001.
3.4**	Certificate of Amendment to Articles of Incorporation, filed effective March 10, 2004.
3.5**	Certificate of Amendment to Articles of Incorporation, filed effective September 13, 2004.
3.12**	Bylaws.
31.1*	Certification of Peter Chin, Chief Executive Officer and Chairman of the Board of Directors of PTS, Inc. pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Peter Chin, Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Peter Chin, Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Peter Chin, Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

__________
*    Filed herewith.

**  Previously Filed

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 14, 2005

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

Date: November 14, 2005	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

Date: November 14, 2005	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Executive Officer November 14, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Financial Officer November 14, 2005