Form 10KSB
period 2005-12-31
PTS INC/NV/
filed 2006-04-20
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

Registrant’s telephone number, including area code: (702) 327-7266
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

State issuer’s net revenues for its most recent fiscal year: $130,658

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2006 was approximately $943,490.20 based upon the closing price of $0.006 reported for such date on The OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

                As of March 31, 2006 the registrant had 157,369,636 outstanding shares of Common Stock.

                Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Unless otherwise indicated, the information in this annual report on Form 10-KSB gives effect to the 1-for-500 reverse stock split of PTS, Inc.’s common stock, par value $0.001 per share (the “Common Stock”) effected in July 2005.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Company Overview

We were originally incorporated in the State of Nevada under the name (“Med Mark, Inc. “) on November 5, 1996.  On June 29, 1998, we filed articles of amendment changing our name to Elast Technologies, Inc.  Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. (“PTS”), a Nevada corporation, merged with Elast Technologies, Inc.  PTS was the surviving company and changed its name to PTS, Inc.

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

In March 2004, we agreed to purchase and sell Flexiciser units under an arrangement whereby it will pay the actual manufactured cost of the units, will jointly market the product and divide profits equally with the manufacturer.  Designed for the paraplegic and quadriplegic, as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise.

On May 26, 2004, we acquired PTS Technologies, Inc. (“PTSTI”).  PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI’s  The purchase price for PTSPI was 800,000 shares of Series A preferred stock.

Effective November 8, 2004, we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc., from Stephen F. Owens and Global Materials & Services, Inc., a Florida corporation (formerly, American Fire Retardant Corp., a Nevada corporation).  Pursuant to the agreement, we issued 7,500,000 of our Series C Preferred stock and 2,500,000 shares of our Series B Preferred stock in consideration for the outstanding stock of Glove Box, Inc.  The purchase transaction was completed in January 2005.

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

Effective November 15, 2005, we entered into a stock exchange agreement with Disability Access Consultants, Inc., a California corporation (DAC). Pursuant to the agreement, we issued 1,000,000 shares of our Series E Preferred Stock to the stockholders of DAC and a secured promissory note of $50,000.00 to AXIA Group, Inc. for the outstanding stock of Disability Access Consultants, Inc.  Upon closing, Barbara Thorpe, was appointed as PTS, Inc. wholly owned subsidiary, Disability Access Consultants, Inc.'s Chief Operating Officer, subject to execution of an executive employment agreement. AXIA Group, Inc. had originally agreed to acquire Disability Access Consultants, Inc. on August 19, 2005.  The Company has replaced AXIA Group upon the completion of this reported event.

In December, 2005, the Company acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations for significant assets. The purchase price was charged to expense in 2005. In 2006 PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc.

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

As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise.  The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

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

Corporate Offices

Our executive office is located at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  The telephone number to call for information is (702) 797-0189.

Changes in Our Corporate Structure

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

Effective November 15, 2005, we designated 5,000,000 shares our preferred stock as the Series E Preferred Stock.  No dividend is payable to the holders of our Series E Preferred Stock.  Each share of the Series E Preferred Stock is convertible into one dollar ($1.00) worth of common stock.  The holders of the Series E Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

Effective November 15, 2005, we designated 5,000,000 shares of our preferred stock as the Series F Preferred Stock.  The Series F Preferred Stock has redeemable rights.  Dividends are payable to the holders of our Series F Preferred Stock.  The number of underlying shares of the common stock issuable upon any conversion hereunder shall be calculated by multiplying the number of shares of the Series F Preferred Stock to be converted times $1.00 dividing the product thus obtained by the per share conversion price. The holders of the Series F Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

Employees

We have 11 full-time employees and 2 part-time employees as of March 31, 2006.  As we grow, we will need to attract an unknown number of additional qualified employees.  Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed.  None of our employees are currently represented by a labor union.

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

Business concentration.

The Company is diversified which mitigates risk of customer loss. While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers.  We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

Inflation.

In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

Trends, risks and uncertainties.

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.  Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

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

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry.  Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters.  Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter.  Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Lack of independent directors.

We cannot guarantee that our board of directors will have a majority of independent directors in the future.  In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

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

Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our acquisition strategy involves a number of risks.

We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions.  We routinely review potential acquisitions.  This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management’s attention from other business concerns, and the potential loss of key employees of acquired companies.  We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

Risks Relating to Our Stock

We may need to raise additional capital.  If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

Due to the lack of revenue and expenses, we need to secure adequate funding.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail.  We do not have commitments for additional financing.  To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $8.50 to a low of $0.00019 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in PTS, Inc. would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

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

·

That a broker or dealer approve a person’s account for transactions in penny stocks; and

·

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company owns no real property.  We lease office space at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102, on a month to month basis at a rate of US $457.00 per month.

ITEM 3.

LEGAL PROCEEDINGS.

On July 14, 2005, a stipulated judgment in the amount of $6,242.24 was rendered against the Company in an action brought by Gemisys Financial Services for collection of unpaid balance of $4,000 for printing services plus interest of $786 and legal fees of US $1,556.24.  The Company paid the full amount of the judgment in the fourth quarter of 2005.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On July 13, 2005, the Company held a special meeting of the shareholders and approved the following:

(1) A grant of discretionary authority to our board of directors to implement a reverse split of our common stock on the basis of one post-consolidation share for up to each 500 pre-consolidation shares to occur at some time within 60 days of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

(2) The following PTS, Inc. Stock Plans:

Employee Stock Incentive Plan for the Year 2004 No. 2, adopted by the sole director on December 29, 2004, with 2,000 shares in the aggregate authorized for issuance under the Plan; and

Employee Stock Incentive Plan for the Year 2005, adopted by the sole director on March 4, 2005, with 1,300,000,000 shares in the aggregate authorized for issuance under the Plan.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until June 29, 2001, our common stock was quoted on the OTC Bulletin Board under the symbol “ELTI.OB.”  On June 29, 2001, our symbol changed from “ELTI.OB” to “PTSO.OB” in connection with the change in our name and a one for 20 reverse split of our common stock.  On September 20, 2004, in connection with the one for 500 reverse stock split, our symbol changed from “PTSO.OB.” to “PTSN.OB.”  On July 14, 2005, in connection with the one for 500 reverse stock split, our symbol changed from “PTSN.OB” to “PTSH.OB”. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Year 2004	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	8.50 4.00 1.06 0.15	2.09 1.09 0.008 0.00019

Calendar Year 2005	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	1.10 0.35 0.02 0.006	0.15 0.10 0.02 0.005

As of March 31, 2006, we had 157,369,636 shares of our common stock outstanding.  Our shares of common stock are held by approximately 279 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Rule 15g-5 requires that a broker-dealer executing a “penny stock” transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person’s compensation.

Our common stock may be subject to the foregoing rules.  The application of the “penny stock” rules may affect our stockholders’ ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the “penny stock” rules.

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2005	-0-	-0-	-0-	-0-
November 2005	-0-	-0-	-0-	-0-
December 2005	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-KSB to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

Management’s Plan of Operations

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

On November 23, 2003, the Company acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin, our sole officer and director. PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box ™, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements (see Note 4). The development of this product has not yet reached the point of manufacture. As such, the Company is subject to the risks and uncertainties associated with a new business.  The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of the Glove Box ™.

The Glove Box ™ solves a long standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a filing cabinet), user selects from three glove sizes, slips their hands through sealed openings into air-filled gloves, then hits a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box ™ is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box ™, are increasingly the cause of both contamination and communicable health problems.  On March 10, 2006, Glove Box ™, Inc., was granted U.S. Patent number 6,953,130 for the Glove Box ™ product.

The Company held the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box ™, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements. The first prototype was finished during the first quarter of 2004 and the test was successful.

Effective November 8, 2004 the Company entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. from two parties. Pursuant to the agreement, the Company will issue 7,500,000 of its Series C Preferred stock and 2,500,000 shares of its Series B Preferred stock. The purchase transaction was completed in January 2005. The preferred stock to be issued as consideration for the purchase has been valued at $762,500.

The Glove Box ™ is considered to be in the medical equipment category and even though it is still a prototype it requires a permit from the Medical Ministry in China to import. The company is in the process of applying for the permit.  We have had discussions with potential medical facilities in Beijing and Shanghai, China to do a joint venture in manufacturing and marketing.

It will be necessary to raise funds for the joint venture project. The company may not be able to raise the necessary funds to complete the project.

On May 26, 2004, the Company acquired PTS Technologies, Inc. (“PTSTI”). PTSTI was controlled by Peter Chin, our sole officer and director. PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI’s sole asset is an agreement to market certain products for a third party. The purchase price for PTSPI was 800,000 shares of our Series A preferred stock, which were issued in July, 2004.

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

On September 9, 2005, the Company entered into a retainer agreement with David B. Stocker, Esq. (Stocker) retaining Stocker to assist the Company in obtaining for its currently wholly owned subsidiary, Global Links Card Services, Inc., (GLCS) a listing as a non-reporting public company on the Pink Sheets quotation service.  Following the sale of GLCS stock, the Company will no longer hold all of the outstanding common stock of GLCS, however it is not possible at this time to determine the percentage portion of GLCS that will remain the Company.  On October 17, 2005, Global Links Card Services, Inc. has been assigned the stock ticker symbol GLDS.PK.  As of December 31, 2005 no external sales of stock of this subsidiary have occurred.

On October 25, 2005, the Company entered into a retainer agreement with David B. Stocker, Esq. (Stocker) retaining Stocker to assist the Company in obtaining for its currently wholly owned subsidiary, Glove Box, Inc., (GBI) a listing as a non-reporting public company on the Pink Sheets quotation service.  Following the sale of GBI stock, the Registrant will no longer hold all of the outstanding common stock of GBI, it is not possible at this time to determine the percentage portion of GBI that will remain the Registrant. However, PTS, Inc. will retain controlling interest of Glove Box Inc.

On November 15, 2005, the Company acquired 100% of the outstanding common stock of Disability Access Consultants, Inc., a California corporation pursuant to a securities exchange agreement. Under the agreement, the Company issued 1,000,000 shares of the it's Series E Preferred Stock to the stockholders of Disability Access Consultants, Inc., in exchange for all of the outstanding shares of common stock of Disability Access Consultants, Inc. The Company also issued a secured promissory note of $50,000 to AXIA Group, Inc., which held an option to acquire Disability Access Consultants, Inc. Upon closing, Barbara Thorpe, was appointed as PTS, Inc. wholly owned subsidiary, Disability Access Consultants, Inc.'s Chief Operating Officer, subject to execution of an executive employment agreement.

                In December, 2005, the Company acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations for significant assets. The purchase price was charged to expense in 2005. In 2006 PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc.  PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. were transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTS Card Solutions with the balance held by unrelated third parties.  PTS Card Solutions anticipates generating funds for marketing and sales of stored valued prepaid debit cards through the sale of its common stock.  PTS, Inc. will retain controlling interest in PTS Card Solutions, Inc.

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

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company’s subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the December 31, 2005 consolidated balance sheet. The liabilities of Elast Delaware which are included in accounts payable in the consolidated balance sheet at December 31, 2005 are $300,195.

Results of Operations

Twelve Months Ended December 31, 2005 compared to the Twelve Months Ended December 31, 2004.

Revenue

Revenue for the 12 months ended December 31, 2005 was $130,658, with $48,609 in revenues during 2004. The 2004 revenue resulted from the sale of Flexiciser units. Revenue has been booked on a net basis.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $1,403,771 for the 12 months ended December 31, 2005, compared to $1,123,809 for the 12 months ended December 31, 2004, an increase of $266,562 or approximately 24%.  The increase in G&A is due primarily due to increases in compensation and related costs of $406,162 (including stock based expense of $96,293) and professional fees of $97,793, partially offset by a decrease in consulting fees of $338,944. The balance of the increase in general and administrative expenses results from an overall increase in expenses as a result of our acquisitions.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability during this period.

Liquidity and Capital Resources

During the twelve-month period ended December 31, 2005, operating expenses were $1,673,015 as compared to $2,687,766 for the same period in 2004. During 2004, we recorded amortization and impairment expense related to licenses aggregating $1,515,000, as compared to goodwill impairment expense of $154,505 in 2005. This decrease is partially offset by an increase in professional expenses and operating expenses, which is mainly a result of launching new product lines and related expenses.  We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition.  We believe that revenues and earnings will increase as we grow.  We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development.  The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.  Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $16,200,000 are tapering off.  The positive side of this operating loss will be beneficial to us as two of our business units become profitable in 2006 and the net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

During the 12 months ended December 31, 2005, we generated a net loss of $1,645,952.  During the 12 months ended December 31, 2005, we used cash in operating activities of $642,861, cash provided by investing activities was $23,780 and cash provided by financing activities was $586,050.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.  Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements.  There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

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

Revenue Recognition

            The Company currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned, and are recognized on a net basis. Sales of Flexiciser units in 2004 were recorded on a net basis. Disability Access Consultants, Inc. generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, proprietary software, consultation, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure.  This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation.  SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements.  The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Recent Accounting Pronouncements

SFAS No. 123 -- In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The adoption of this revision did not have a material impact on the Company’s financial statements.

SFAS No. 153 -- In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have any impact on the Company’s financial statements.

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s financial statements.

SFAS No. 150 -- In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as “mezzanine capital.”  It requires that those certain instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not have any impact on the Company’s financial statements.

SFAS No. 149 -- In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions.  The adoption of SFAS 149 did not have any effect on the Company’s financial statements.

SFAS No. 46 -- In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

FASB Interpretation No. 45 --  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”.  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

During the year ended December 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-20.

Item 8.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective June 29, 2005, we dismissed Weinberg & Company, P.A. (“Weinberg”) as our independent accountants.  The decision to dismiss Weinberg was recommended by our board of directors.

On June 28, 2005, we retained Lynda R. Keeton CPA, LLC (Lynda Keeton) as our independent accountant to audit our financial statements for the fiscal year ending December 31, 2005.  The decision to retain Lynda Keeton was approved by our Board of Directors.

Weinberg reports on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, however the reports did contain a going concern explanatory paragraph.

During our two most recent fiscal years and any subsequent interim period preceding such change in accountants, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure (within the meaning of Item 304(a)(1)(iv) of Regulation S-K), and there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

During our two most recent fiscal years prior to the change in accountants, and any subsequent interim period preceding such change in accountants, neither we nor anyone on our behalf consulted Lynda Keeton regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event (as described in the preceding paragraph).

We have requested that Weinberg review the disclosures contained in our Current Report filed with the Commission on July 14, 2005 and furnish us with a letter addressed to the Commission stating whether or not Weinberg agrees with the statements made by us therein.  We filed Weinberg’s letter as an exhibit to our Current Report, filed with the Commission on July 14, 2005.

Effective March 8, 2006, we retained Lynda R. Keeton CPA, LLC as our independent accountant to reaudit our financial statements for the fiscal year ending December 31, 2004. The decision to retain Lynda Keeton was approved by our Board of Directors and was due to the fact that we have a disagreement in payment to Weinberg for 2004 audit fees.

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

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name	Age	Position	Position Held Since
Peter Chin	60	Chief Executive Officer and Chairman of the Board of Directors	2002

The business experience of the person listed above is as follows:

PETER CHIN, CHIEF EXECUTIVE OFFICE AND CHAIRMAN OF THE BOARD OF DIRECTORS -  Mr. Chin has served as a director of the Golden Arrow Group of Companies, USA since 1993.  Golden Arrow Group of Companies, USA is in the business of hotel and land management in China.  In 2000 and 1999, Mr. Chin was an independent business consultant.  Mr. Chin has served as our consultant since 2001 and as our sole officer and director since 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of Entertainment Capital Corporation equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of Entertainment Capital Corporation. Officers, directors, and persons who beneficially own more than ten percent of a registered class of Entertainment Capital Corporation equities are required by the regulations of the Commission to furnish Entertainment Capital Corporation with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2005, our officers, directors, and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 10.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 for services rendered in all capacities to PTS, Inc.:

Name and Principal Position	Year	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Peter Chin	2003 2004 2005	120,000120,000 180,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Employment Agreements

None.

Confidentiality Agreements

None.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Equity Compensation Plan Information

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

·

All compensation plans previously approved by security holders; and

·

All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,300,000,000	$0.001	0
Total	1,300,000,000	$0.001	0

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 16, 2006 the beneficial ownership of any class of the Company’s outstanding stock; (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.  Unless otherwise indicated, the address for each of these stockholders is c/o PTS, Inc., 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class(1)
Peter Chin Chief Executive Officer and Chairman of the Board of Directors	100,001 9,500,000 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	33% 37% 33%

All directors and executive officers (one person)	100,001 9,500,000 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	33% 37% 33%

Sandy Chin (2)	43 300,000	Common Stock Series A Preferred Stock	* 2%

Global Materials & Services, Inc. (3)	7,500,000	Series C Preferred Stock	100%

Stephen F. Owens(4)	2,500,000	Series B Preferred Stock	100%

Disability Access Consultants, Inc.	1,000,000	Series E Preferred Stock	100%

(1)

The above percentages are based on 157,369,636 shares of common stock, 13,800,000 shares of Series A Preferred Stock, 2,500,000 shares of Series B Preferred Stock, 7,500,000 shares of Series C Preferred Stock, 15,000,000 shares of Series D Preferred Stock and 1,000,000 million shares of Series E Preferred Stock outstanding as of March 31, 2006.

(2)

Peter Chin may be considered the beneficial owner of shares owned by his wife, Sandy Chin.

(3)

Global Materials & Services, Inc. is a Florida corporation, formerly known as American Fire Retardant Corp., a Nevada corporation.

(4)

Stephen F. Owens is the director, president and Chief Financial Officer of Global Materials & Services, Inc., a Florida corporation (formerly, American Fire Retardant Corp., a Nevada corporation).

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

Item 12.

Certain Relationships and Related Transactions.

As consideration for the acquisition of the licenses from PTSPI, PTSPI was controlled by Peter Chin our sole officer and director, described elsewhere in this Annual Report, we are committed to pay the former shareholders of PTSPI fees aggregating $800,000 ($500,000 for China and $100,000 for each of the other countries).  The fees may be paid in cash or stock (at a 60 percent discount to market).  We have already issued 400 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable, and have issued 10,700,000 shares of preferred stock, valued at $395,000, and $60,000 cash for payment of an additional $250,000 of this payable.  The remaining balance was satisfied on April 1, 2005 through the issuance of a convertible debenture to a related party in the amount of $160,000. The debenture bears interest at a rate of eight percent (8%) per annum due and payable on or before March 31, 2007.  The debenture is convertible into common stock at fifty percent (50%) to market price.

On May 26, 2004, we acquired PTS Technologies, Inc. (“PTSTI”) from related parties. PTSTI was controlled by Peter Chin our sole officer and director the purchase price for PTSPI is 800,000 shares of preferred stock, which were issued in July, 2004.

Item 13.

Exhibits.

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed effective September 15, 1999.
3.2**	Certificate of Amendment to Articles of Incorporation, filed effective April 27, 2001.
3.3**	Articles of Exchange between the Company and Elast Technologies, Inc., filed effective June 26, 2001.
3.4**	Certificate of Amendment to Articles of Incorporation, filed effective March 10, 2004.
3.5**	Certificate of Amendment to Articles of Incorporation, filed effective September 13, 2004.
3.6**	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.
3.7**	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.
3.8**	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.
3.9**	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.
3.10**	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.
3.11**	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005
3.13*	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.
3.14*	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.
3.15*	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.
3.12**	Bylaws.
10.1**	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation , dated November 29, 2004.
10.2**	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.
10.3**	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.
10.4**	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.
14**	Code of Ethics
21*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Previously Filed

* Filed Herewith

Item 14.

Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal year 2005, reaudit for fiscal year 2004 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal year 2005 and 2004 were approximately $40,000 and  $34,906, respectively.

Audit-Related Fees

None.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc. By: /s/ Peter Chin Peter Chin Chief Executive Officer and Chairman of the Board of Directors

Dated: April 19, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

   PTS, Inc.:

We have audited the accompanying consolidated balance sheet of PTS, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTS, Inc. as of December 31, 2005, and the results of its operations and cash flows for the two year period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has limited operations and continued net losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Las Vegas, NV

April 17, 2006

PTS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

PTS, INC. CONSOLIDATED BALANCE SHEET DECEMBER 31, 2005
ASSETS

Current assets
Cash	$ 14,551
Due from broker	10,470
Accounts receivable, net of allowance of $34,350	54,509
Note receivable, current portion	51,430
Advances receivable	1,800
Total current assets	81,330

Property and equipment, net	233,800

Goodwill	1,217,722
Note receivable, non-current	120,316
Deposits	1,339

TOTAL ASSETS	$ 1,654,507

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable – trade	$ 581,004
Accrued expenses	118,033
Accrued payroll taxes	79,638
Sales deposit	4,600
Advances payable	6,522
Due to related parties	521,420
Notes payable, current portion	115,963
Total current liabilities	1,427,180

Note payable, long term portion	25,000
Debentures payable, long term portion, net of unamortized
discount of $158,194	184,306

Total liabilities	1,636,486

Minority interest	25,000

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,800,000 shares issued and outstanding	13,800
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,

2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
5,000,000 shares issued and outstanding	5,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 69,969,324 shares issued and 63,319,324	63,319
shares outstanding
Additional paid-in capital	16,104,484
Accumulated deficit	(16,204,582)

Total stockholders' deficit	(6,979)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,654,507

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

	2005	2004

Revenues	$ 52,775	$ -
Net sales	77,903	48,609
Total Revenue	130,658	48,609

Operating costs and expenses
General and administrative	1,403,771	1,123,809
Research and development	114,739	48,957
Amortization	-	738,550
Impairment expense	154,505	776,450

	1,673,015	2,687,766

Loss from operations	(1,542,357)	(2,639,157)

Interest income	2,607	82
Finance cost	(64,619)	(4,687)
Interest expense	(41,583)	(1,505)

Net loss	$ (1,645,952)	$ (2,645,267)

Preferred dividend	25,000	-
Net loss attributable to common shareholders	(1,670,952)	(2,645,267)

Net loss per basic and diluted share	$ (0.07)	$ (27.18)

Weighted average shares outstanding,
basic and diluted	23,792,187	97,317

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Receivable
	Shares	Par Value	Shares	Par Value	Capital	Deficit	For Stock	Total

Balance, January 1, 2004	-	-	307	1	11,788,377	(11,888,363)	(551,380)	(651,365)

Shares issued for services	-	-	58,064	58	176,942	-	-	177,000

Shares cancelled	-	-	(1)	-	(551,380)	-	551,380	-

Shares issued for licenses	-	-	400	-	900,000	-	-	900,000

Shares sold for cash	-	-	605,540	605	965,135	-	-	965,740

Employee stock compensation	-	-	-	-	170,424	-	-	170,424

Beneficial conversion feature	-	-	-	-	12,500	-	-	12,500

Shares issued for related party debt	-	-	14	-	58,500	-	-	58,500

Preferred shares issued
for license payable	10,700,000	10,700	-	-	384,300	-	-	395,000

Preferred shares issued
for PTS Technologies, Inc.	800,000	800	-	-	(800)	-	-	-

Preferred shares issued
for services	4,000,000	4,000	-	-	196,000	-	-	200,000

Conversion of preferred to common	(1,000,000)	(1,000)	100,000	100	900	-	-	-

Net loss	-	-	-	-	-	(2,645,267)	-	(2,645,267)

Balance, December 31, 2004	14,500,000	14,500	764,324	764	14,100,898	(14,533,630)	-	(417,468)

Shares sold for cash			19,475,000	19,475	415,249			434,724

Shares issued for services	5,000,000	5,000	8,080,000	8,080	216,920			230,000

Conversion of preferred to common	(700,000)	(700)	35,000,000	35,000	(34,300)			-

Preferred shares issued for
Glove box, Inc.	10,000,000	10,000			90,000			100,000

Preferred shares issued for Disability
Access Consultants, Inc.	1,000,000	1,000			999,000			1,000,000

Employee stock compensation					76,717			76,717

Beneficial conversion feature					215,000			215,000

Preferred dividend					25,000	(25,000)		-

Net loss						(1,645,952)		(1,650,952)

Balance, December 31, 2005	29,800,000	29,800	63,319,324	63,319	16,104,484	(16,204,582)	-	(11,979)

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (1,645,952)	$ (2,645,267)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	4,926	738,550
Write off of purchased research and development	114,739	-
Issuance of shares for services	230,000	377,000
Compensation from stock awards	76,717	170,424
Amortization of beneficial conversion (finance costs)	64,619	4,687
Impairment of goodwill	154,505	-
Impairment of licensing agreement	-	776,450
Gain on settlement with Flexiciser	-	(48,609)
Decrease (increase) in assets:
Accounts receivable	3,029	-
Other current assets	(10,164)	405
Deposit	(464)	-
Increase (decrease) in liabilities:
Accounts payable	203,460	21,367
Sales deposit	(33,050)	-
Advances payable	4,132	-
Due to related parties	190,642	(295,740)

Cash used in operating activities	(642,861)	(900,733)

Cash flows from investing activities:
Cash paid for licenses	-	(60,000)
Net cash utilized on Flexiciser investment	-	(121,391)
Cash paid for fixed assets	(6,402)	-
Cash received (paid) through acquisitions	20,498	(32,213)
Net cash received on Flexiciser investment	9,684	-

Cash provided (used) by investing activities	23,780	(213,604)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	434,724	965,740
Proceed form sale of preferred stock by subsidiary	25,000	-
Proceeds from loans payable	11,326
Proceeds from sale of debenture	115,000	50,000

Cash provided by financing activities	586,050	1,015,740

Net increase in cash	(33,031)	(98,597)
Cash, beginning of period	47,582	146,179
Cash, end of period	$ 14,551	$ 47,582

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 8	$ 5

Supplemental Schedule of Noncash Investing and Financing Activities:

Debenture issued for advances payable	$ 17,500	$ -
Debenture issued for licenses payable	160,000	-
Beneficial conversion feature of preferred
stock, deemed a dividend	25,000	-
Beneficial conversion feature of debentures	215,000	12,500
Note payable issued for acquisition	50,000
Stock issued for cancellation of debt	-	58,500
Stock issued for licenses payable	-	1,295,000
Cancellation of stock subscription receivable	-	551,380
Note receivable issued by Flexiciser	-	170,000

During 2005, the Company issued preferred stock valued at $1,000,000 and a note payable for $50,000 in connection with the acquisition of Disability Access Consultants, Inc. The Company received assets valued at $267,245 and assumed liabilities of $125,957, resulting in goodwill of $908,712.

During 2004, the Company assumed $431,502 of accounts payable and accrued liabilities in connection with the acquisition of Global Links Card Services, resulting in goodwill of $463,515.

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1- NATURE OF OPERATIONS

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser (Note 11). Operations for 2005 include revenue from the operations of Global Links Card Services, Inc. (“GLCS”) (see Note 6) and from Disability Access Consultants, Inc. (“DAC”) (see Note 6).

On November 23, 2003, the Company acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin our sole officer and director. PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture sell and distribute an apparatus known as the Glove Box ™, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements (see Note 4). The development of this product has not yet reached the point of manufacture. The first prototype was finished during the first quarter of 2004 and the test was successful. The Company is subject to the risks and uncertainties associated with a new business.  The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of the Glove Box ™.

Effective November 8, 2004 the Company entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. (“GBI”) from two parties. Pursuant to the agreement, the Company will issue 7,500,000 of its Series C Preferred stock and 2,500,000 shares of its Series B Preferred stock. The purchase transaction was completed in January 2005.

The Glove Box ™ is considered to be in the medical equipment category and even though it is still a prototype it requires a permit from the Medical Ministry in China to import. The company is in the process of applying for the permit. We have had discussions with a potential medical facility in Beijing, China to do a joint venture in manufacturing and marketing.

In December, 2005, the Company acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations for significant assets. The purchase price was charged to expense in 2005. In 2006 PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $1,645,952 and a negative cash flow from operations of $642,861 for the year ended December 31, 2005, and has a working capital deficiency of $1,345,850, and a stockholders deficiency of $6,979 as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries, Elast Delaware, PTS Hong Kong Ltd. (“PTS HK”), PTSPI, PTSTI, GLCS, GBI, DAC and PTSCS. All significant intercompany transactions have been eliminated.  Elast Delaware, PTS HK, PTSTI and PTSCS were inactive in 2005 and 2004. The Glove Box was acquired in January, 2005 and is inactive. DAC was acquired in November 2005. GLCS was acquired in December 2004.

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

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts receivable, advances receivable, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Intangible and Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the year ended December 31, 2004 an impairment loss of $776,450 was recognized on the value of recorded license rights. The impairment resulted from the fact that no product sales related to the underlying Glove Box licenses (See Note 4) were expected during 2005 and the initial license periods expired on December 31, 2005.

During 2005, the company assessed the carrying value of the goodwill associated with the operations of GLCS. As a result of the assessment, an impairment expense has been recorded in the amount of $154,505.

Common Stock Split

On September 20, 2004, the Company effected a 1 for 500 reverse split of its outstanding common stock. On July 13, 2005, the Company effected a second 1 for 500 reverse split of its outstanding common stock. All share and per share amounts have been retroactively restated to reflect these reverse splits as of the beginning of the periods presented.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2005 and 2004 since the effect would be anti-dilutive. There were 69,969,636 and 1,450,000 common stock equivalents outstanding at December 31, 2005 and 2004, respectively.

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

Revenue Recognition

The Company currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned, and are recognized on a net basis. Sales of Flexiciser units in 2004 were recorded on a net basis. Disability Access Consultants, Inc. generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, proprietary software, consultation, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “ Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment ”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company’s future overall results of operations and financial position.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107 ”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections ” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes ” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 ”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.  We have evaluated the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

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

As a result of this agreement, upon consummation PTS would no longer be involved in the development of its previous product. Pursuant to the agreement, the Company's subsidiary, Elast Delaware, will assume certain liabilities, the amount of which has yet to be finalized, which are included in the December 31, 2005 consolidated balance sheet. The liabilities of Elast Delaware which are included in accounts payable in the consolidated balance sheet at December 31, 2005 are $300,195.

NOTE 4 - LICENSE AGREEMENTS

The Company has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box. In January 2005 the Company acquired 100% of all licenses of Glove Box.

As consideration for the acquisition of the licenses, the Company was to pay the former shareholders of PTSPI fees of $800,000 ($500,000 for China and $100,000 for each of the other countries). PTSPI was controlled by Peter Chin our sole officer and director (see Note 5). The fees may be paid in cash or stock (at a 60% discount to market). In settlement of the payable, the Company has issued 400 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable and has issued 10,700,000 shares of preferred stock, valued at $395,000, and $60,000 cash for payment of an additional $250,000 of the payable. The remaining balance was satisfied on April 1, 2005 through the issuance of a convertible debenture in the amount of $160,000. The common and preferred shares were issued at a discount to market value and, as a result, $715,000 has been added to the cost of the licenses acquired.

The licenses were initially valued at an aggregate amount of $1,515,000. Amortization expense of $738,550 has been recorded during the year ended December 31, 2004.

As a result of the fact that no sales of the Glove Box were expected in 2005 and that the initial license periods expired on December 31, 2005, the Company has fully impaired the unamortized license costs at December 31, 2004. The impairment expense was $776,450.

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to Related Parties

During 2004, the Company issued 14 shares of common stock, and paid $10,000 cash, to settle a debt of $68,500 due to a former officer.

As a result of the acquisition of GLCS, the Company has assumed a payable to the officer of the subsidiary in the amount of $322,610. The amount due is unsecured, bears interest at six percent (6%) and has no formal terms of repayment. This amount increased to $510,700 at December 31, 2005.

At December 31, 2005 the Company is indebted to a stockholder for net advances in the amount of $11,280.

Due from Related Party

An officer had stock subscriptions due to the Company of $551,380 as of December 31, 2003. The Company cancelled this receivable and the related common stock (1 share) during the first quarter of 2004.

License Fees

As consideration for the acquisition of the licenses described in Note 4, the Company was to pay the former shareholders of PTSPI fees of $800,000 ($500,000 for China and $100,000 for each of the other countries). PTSPI was controlled by Peter Chin our sole officer and director. The fees may be paid in cash or stock (at a 60% discount to market). In settlement of the payable, the Company has issued 400 shares of common stock, valued at $900,000, in settlement of $390,000 of this payable and has issued 10,700,000 shares of preferred stock, valued at $395,000, and $60,000 cash for payment of an additional $250,000 of the payable. The remaining balance was satisfied on April 1, 2005 through the issuance of a convertible debenture in the amount of $160,000. The common and preferred shares were issued at a discount to market value and, as a result, $715,000 has been added to the cost of the licenses acquired.

Acquisition

On May 26, 2004, the Company acquired PTS Technologies, Inc. (“PTSTI”) from related parties. PTSTI was controlled by Peter Chin our sole officer and director. The purchase price for PTSPI was 800,000 shares of preferred stock valued at $800, which were issued in July, 2004.

NOTE 6 - ACQUISITIONS

Disability Access Consultants, Inc.

Effective November 15, 2005, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding shares of the capital stock of Disability Access Consultants, Inc. The total consideration is 1,000,000 shares of preferred stock Series E, valued at $1,000,000, and a note in the amount of $50,000, paid to a third party which held an option to acquire DAC, for an aggregate purchase price of $1,050,000.

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities.  DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.   DAC has developed transition/barrier removal plans, provided consultation and expert witness services.   DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Northern and Southern California, Florida and Oregon.

The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141. The total purchase price was allocated as follows:

Cash	$20,237
Receivables	15,288
Other current assets	1,906
Fixed assets	229,814
Current liabilities	(125,957)
Goodwill	908,712
Purchase price	$1,050,000

The Company's consolidated financial statements include DAC’s results of operations subsequent to its acquisition on November 15, 2005, totaling $52,755.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest, payable monthly, and repayment, subject to renegotiations on May 5, 2007. The current balance as of December 31, 2005 is $90,963 with minimum monthly interest-only payments.  During the course of the year 2005, the Company has a total of seven draws from the credit line with a maximum balance of $100,000.   The line of credit is personally guaranteed by Ms. Barbara Thorpe, the President of Disability Access Consultants. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at December 31, 2005.

PTS Card Solutions, Inc.

In December, 2005, the Company acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations for significant assets. The purchase price was charged to expense in 2005.

Glove Box, Inc.

In January, 2005 the Company issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. The Company also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which the Company holds marketing licenses. The Company intends to continue to develop the technology. The entire purchase price of $114,739 has been written off as purchased research and development.

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

The Company's consolidated financial statements include GLCS's results of operations subsequent to its acquisition on December 24, 2004. During 2004, the operations of GLCS were insignificant. In 2005, revenues of $149,922 were generated which were offset by $72,019 in direct cost, resulting in net revenues of $77,903.

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

Pro forma Information

The following unaudited pro forma results of operations of the Company for the years ended December 31, 2005 and 2004 assume that the acquisition of the operating assets of DAC and GLCS occurred on January 1, 2004. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	2005	2004
	(Unaudited)	(Unaudited)
Revenue	$527,866	$389,496
Net loss	$(1,831,203)	$(3,118,499)
Net loss per share	$(0.08)	$(32.04)

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies its premises on a month to month basis at a rate of US $457.00 per month.

The Company entered into a six month lease for office space in Beijing, China. The lease commenced December 1, 2004, with a monthly rent of $200. The Company did not renew the lease and is anticipating to relocate from Beijing to Shanghai in the Fall of 2006.

DAC current office leases:

Oregon office: Monthly rent $2,500.00, the lease commenced February 1, 2006 until February 2007.

Florida office: Month to month basis and the rent is $400.00 per month.

San Diego office: Month to month basis and the rent is $250.00 per month.

Oroville office: Lease started in January 2003 at $4000 per month and in February 2006 the rent increased to $4338 per month. The lease is due to expire January 2007, with month to month renewal.

As of December 31, 2005 Global Links Card Services, Inc. had no commitments or contingencies, and is not currently obligated under any operating leases. Rent expense for the year ended December 31, 2005 was $2,400 paid for a storage unit for records of the Company, and $550 paid for the rent of mail boxes.  All rental agreements are on a month to month basis with no notice required for cancellation.

Rent expense for the years ended December 31, 2005 and 2004 was $23,284 and $10,372, respectively.

Employment Taxes

The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies.  In 1999 and 2000, while operating as Elast Technologies, Inc., the Company paid non-payroll compensation to three officers. Taxes were not withheld or remitted to the appropriate governmental agencies by the Company. If the officers did not satisfy the tax liability associated with the compensation, the Company could become contingently liable for the taxes, penalties and interest. The employer portion of the payroll-related taxes, $79,638, has been recorded as a liability by the Company as of December 31, 2005.

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

During the second quarter of 2004, the Company adopted the 2004/B Employee Bonus Stock Plan (the “2004/B Bonus Plan”) and the 2004/B Directors and Consultants Stock Plan (the “2004/B Stock Plan”). The terms of the plans are similar to those of the 2003 plans described above. The maximum number of shares which may be issued pursuant to the 2004/B Bonus Plan and the 2004/B Stock Plan are 392 shares and 8 shares, respectively. All the shares have been issued.

During the third quarter of 2004, the Company adopted the 2004/C Employee Bonus Stock Plan (the “2004/C Bonus Plan”). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/C Bonus Plan are 720 shares. All the shares have been issued.

During the third quarter of 2004, the Company adopted the 2004/D Employee Bonus Stock Plan (the “2004/D Bonus Plan”). The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the 2004/D Bonus Plan are 1,400 shares. All the shares have been issued.

During December 2004, the Company adopted the Employee Stock Incentive Plan for the Year 2004 No. 2. The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2004 No. 2 are 2,000 shares. All the shares have been issued.

During March 2005, the Company adopted the Employee Stock Incentive Plan for the Year 2005. The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 1,167,200,000 remaining as of December 31, 2005.

In anticipation of issuing shares of stock under these plans, the company has authorized its transfer agent to place 6,650,000 shares of stock on deposit with a broker as of December 31, 2005.

The following summarizes information about stock options and warrants of the Company granted and outstanding at December 31, 2005:

Exercise
Price

Outstanding at January 1, 2004	2,500	$480
Granted	-	-
Exercised	-	-
Expired	(2,500)	480
Outstanding at December 31, 2004	-	-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2005	-	-

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

The Company has designated 7,500,000 shares of Series C preferred stock, $.001 par value, each share convertible to 10 shares of common stock. Each share of Series C preferred stock has no voting rights. The shares of Series C preferred stock were redeemable but the certificate of designation for the Series C preferred stock was amended in 2005 to remove the redemption provision.

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

Effective November 10, 2005, we filed a Certificate of Designation for our Series C preferred stock.  The Certificate of Designation contains a provision regarding conversion, which specified that no holder of the Series C Preferred Stock may hold more than 4.99 percent of the issued and outstanding shares of the Common Stock, in the aggregate, following any conversion of our Series C preferred stock into shares of our common stock. The holders of the Series C Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules. The Company issued shares under this Preferred Series prior to completing the filing of the Certificate of Designation.  As such the issuance of these shares has been recorded in these financial statements as of September 30, 2005.

Effective November 15, 2005, we designated 5,000,000 shares our preferred stock as the Series E Preferred Stock.  No dividend is payable to the holders of our Series E Preferred Stock.  Each share of the Series E Preferred Stock is convertible into one dollar ($1.00) worth of common stock.  The holders of the Series E Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

Effective November 15, 2005, we designated 5,000,000 shares of our preferred stock as the Series F Preferred Stock. The Series F Preferred Stock has redeemable rights. Dividends are payable to the holders of our Series F Preferred Stock. The number of underlying shares of the common stock issuable upon any conversion hereunder shall be calculated by multiplying the number of shares of the Series F Preferred Stock to be converted times $1.00 dividing the product thus obtained by the per share conversion price. The holders of the Series F Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

During the year ended December 31, 2005:

·

Effected a 1 for 500 reverse split of the Company's common stock on July 13, 2005. All share and per share amounts have been retroactively restated to reflect this split.

·

We Issued 19,475,000 shares of common stock for cash proceeds of $434,724. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $76,717 has been recorded in the statement of operations.

·

We issued 8,080,000 shares of common stock, valued at $180,000, for services.

·

We issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000.

·

We issued 1,000,000 shares of Series E preferred stock in the acquisition of the outstanding stock of Disability Access Consultants, Inc. The preferred shares have been valued at an aggregate of $1,000,000.

·

We issued 5,000,000 shares of our Series D preferred stock, valued at $50,000, to our sole officer and director, as compensation.

·

We issued 35,000,000 shares of common stock upon conversion of 700,000 shares of Series A preferred stock.

The Company’s subsidiary, GLCS, has issued preferred stock to a third party. The preferred stock was issued for cash proceeds of $25,000.The preferred stock was sold for $.50 a share, is redeemable at $1.00 per share and convertible into shares of common stock of GLCS on the basis of 75% of the average of the three lowest closing prices for the immediately previous 20 trading days. The Company has recorded a beneficial conversion feature of $25,000, and this amount has been charged to retained earnings as a dividend of preferred stock. The total amount of $25,000 is recorded as a minority interest on the balance sheet at December 31, 2005.

During 2005, the Company granted stock awards to employees for an aggregate of 19,475,000 shares of common stock. The awards had a weighted average fair value of $0.026 per share. The Company has recorded compensation expense of $76,717 related to these awards. The Company also granted 8,080,000 shares, with a weighted average fair value of $0.022, to consultants and has recorded a compensation cost of $180,000 related to these grants.

During the year ended December 31, 2004 the Company:

·

Amended the Articles of Incorporation to authorize 800,000,000 shares of common stock and 100,000,000 shares of preferred stock.

·

Amended the Articles of Incorporation to authorize 1,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

·

Effected a 1 for 500 reverse split of the Company's common stock on September 20, 2004. All share and per share amounts have been retroactively restated to reflect this split.

·

Issued 1,211 shares of common stock for cash proceeds of $965,740. These shares were issued pursuant to the Bonus Plans described in Note 8. The shares were sold below fair value; an expense for the intrinsic value of $170,424 has been recorded in the statement of operations.

·

Issued 400 shares of common stock, valued at $900,000, as partial payment of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

·

Issued 116 shares of common stock, valued at $177,000, for services.

·

Cancelled 1 share of common stock and the related receivable of $551,380.

·

Issued 14 shares of common stock, along with a cash payment of $10,000, to settle a related party debt of $68,500.

·

Issued 10,700,000 shares of preferred stock as partial payment of $190,000 of fees payable to related parties in connection with the licenses for China, Malaysia, Singapore and Thailand.

·

Issued 800,000 shares of preferred stock to acquire PTSTI from related parties.

·

Issued 4,000,000 shares of preferred stock, valued at $200,000, for services.

·

Issued 200 shares of common stock upon conversion of 1,000,000 shares of preferred stock.

During 2004, the Company granted stock awards to employees for an aggregate of 1,211 shares of common stock. The awards had a weighted average fair value of $1.88 per share. The Company has recorded compensation expense of $170,424 related to these awards. The Company also granted 116 shares, with a weighted average fair value of $3.05, to consultants and has recorded a compensation cost of $177,000 related to these grants.

NOTE 10 - CONVERTIBLE DEBENTURES PAYABLE

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

On September 7, 2005, the Company issued a convertible debenture in the amount of $25,000 for cash. The debenture bears interest at 8% and matures September 7, 2006. The debenture is convertible into shares of common stock at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. As a result, a beneficial conversion feature in the amount of $25,000 has been recorded and is being amortized over the life of the debenture.

During December 2005, DAC issued two convertible debentures to an investor for an aggregate of $90,000. The debentures bear interest at 8% per year and mature on December 31, 2007. The debentures are convertible, at the option of the holder, into DAC common stock, at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. The debentures are secured by 900,000 shares of DAC Series B preferred stock.

In December 2005, GBI issued a convertible debenture in the amount of $17,500 as repayments of advances received. The debenture bears interest at 8% per year and matures on December 31, 2007. The debenture is convertible, at the option of the holder, into PTS common stock, at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. As a result, a beneficial conversion feature in the amount of $17,500 has been recorded and is being amortized over the life of the debenture.

On August 13, 2004 the Company issued its 8% convertible debenture in the amount of $50,000. The debenture matured on August 1, 2005 and was extended for a period of 2 years. The holder of the debenture, at its option, may convert any or all of the outstanding principal balance, plus accrued interest, into shares of common stock. The conversion price will be 80% of the average of the lowest three closing bid prices over a twenty day period. As a result, the Company has recorded a beneficial conversion feature of $25,000, which has been amortized over the original life of the debenture.

NOTE 11 -AGREEMENT WITH FLEXISER

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

In January 2005, the Company and the manufacturer of the Flexiciser entered into a modification agreement in which to settle all amounts due in connection with funds due the Company resulting from the sale of the Flexiciser units. Pursuant to this agreement, the manufacturer remitted a payment of $40,000 (which was paid January 31, 2005) and the Company received a promissory note in the amount of $130,000. The note is payable in 48 monthly payments of $3,053, including interest at 6%, with payments commencing on January 10, 2005.  The net effect of the transaction resulted in a gain of $48,609 which has been reflected as revenue in the accompanying financial statements for the year ending December 31 2004.

At December 31, 2005 there is an outstanding principal balance due on the note of $120,316. This balance was paid in 2006 through the issuance of Flexiciser common stock to the Company. As a result, this receivable has been classified as non-current in the balance sheet at December 31, 2005.

NOTE 12 - INCOME TAXES

Significant components of the Company's deferred income tax assets at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred income tax asset:
Net operating loss carry forward	$1,292,000	$861,000
Valuation allowance	(1,292,000)	(861,000)
Net deferred income tax asset	$-	$-

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2005	2004
Tax expense at the U.S. statutory
income tax rate	(34.0)%	(34.0)%
Increase in the valuation allowance	34.0	34.0
Effective income tax rate	-%	-%

NOTE 13 – PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation consists of the following:

December 31, 2005

Furniture and fixtures	$ 11,631
Equipment and machinery	131,508
Software	95,587

Subtotal	238,726
Accumulated Depreciation	4,926
$ 233,800

Depreciation expense was $4,926 in 2005, with none in 2004.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company:

·

Issued a total of 75,500,000 shares of common stock for consulting services.

·

Issued a total of 11,900,000 shares of common stock to employees.

·

Converted $121,114 of notes receivable into 819,238 shares of common stock. These shares were issued by Flexiciser, a private company.

·

PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. were transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTS Card Solutions with the balance held by unrelated third parties.  PTS Card Solutions anticipates generating funds for marketing and sales of stored valued prepaid debit cards through the sale of its common stock.  PTS, Inc. will retain controlling interest in PTS Card Solutions, Inc.

·

On March 10, 2006, Glove Box ™, Inc., was granted U.S. Patent number 6,953,130 for the Glove Box ™ product.

EXHIBIT 31.1

PTS, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter Chin, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of PTS, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 19, 2006

/S/ Peter Chin

Peter Chin

Chief Executive Officer

EXHIBIT 31.2

PTS, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Peter Chin, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of PTS, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 19, 2006

/S/ Peter Chin

Peter Chin

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Peter Chin, Chief Executive Officer of PTS, Inc.(the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 19, 2006	/s/ Peter Chin Peter Chin Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Peter Chin, Chief Financial Officer of PTS, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 19, 2006	/s/ Peter Chin Peter Chin Chief Financial Officer