Form 10KSB/A
period 2005-12-31
PTS INC/NV/
filed 2006-05-15
CIK 1080924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSB/A

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  [ X ]

State issuer’s net revenues for its most recent fiscal year: $130,658

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

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Explanatory Note:

The purpose of this amendment is to amend Item 7 -Financial Statements.  All other items remain unchanged from the original filing. The amendment corrects the following typographical errors:

The line item for Note receivable – current portion in the amount of $51,430 has been deleted. This amount was not included in the current assets subtotal.

The Statement of Stockholders’ Equity total column amount for the net loss for the year ended December 31, 2005 has been corrected to reflect the net loss of $1,645,952, a decrease of $5,000.

The Statement of Stockholders’ Equity total column amount for the balances at December 31, 2005 has been corrected to reflect a net deficiency in stockholders’ equity of $6,979, a decrease in the deficiency of $5,000.

Unless otherwise indicated, the information in this annual report on Form 10-KSB/A gives effect to the 1-for-500 reverse stock split of PTS, Inc.’s common stock, par value $0.001 per share (the “Common Stock”) effected in July 2005.

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

Effective November 15, 2005, we entered into a stock exchange agreement with Disability Access Consultants, Inc., a California corporation (DAC). Pursuant to the agreement, we issued 1,000,000 shares of our Series E Preferred Stock to the stockholders of DAC and a secured promissory note of $50,000 to AXIA Group, Inc. for the outstanding stock of Disability Access Consultants, Inc.  Upon closing, Barbara Thorpe, was appointed as PTS, Inc. wholly owned subsidiary, Disability Access Consultants, Inc.'s Chief Operating Officer, subject to execution of an executive employment agreement. AXIA Group, Inc. had originally agreed to acquire Disability

Access Consultants, Inc. on August 19, 2005.  The Company has replaced AXIA Group upon the completion of this reported event.

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

Effective November 15, 2005, we designated 5,000,000 share of our preferred stock as the Series F Preferred Stock.  The Series F Preferred Stock has redeemable rights.  Dividends are payable to the holders of our Series F Preferred Stock.  The number of underlying shares of the common stock issuable upon any conversion hereunder shall be calculated by multiplying the number of shares of the Series F Preferred Stock to be converted times $1.00 dividing the product thus obtained by the per share conversion price. The holders of the Series F Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

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

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay.  Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•

Variations in our quarterly operating results;

•

The development of a market in general for our products and services;

•

Changes in market valuations of similar companies;

•

Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Loss of a major customer or failure to complete significant transactions;

•

Additions or departures of key personnel; and

•

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

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

Obtain financial information and investment experience objectives of the person; and

•

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

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-KSB/A to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

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

On November 23, 2003, the Company acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin, our sole officer and director. PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box ™, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements (see Note 4). The development of this product has not yet reached the point of manufacture. As such, the Company is subject to the risks and uncertainties associated with a new business.  The success of the Company’s future operations is dependent, in part, upon the Company’s ability to raise sufficient capital to complete development and testing of the Glove Box ™.

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

General and Administrative Expenses

General and administrative expenses (“G&A”) were $1,403,771 for the 12 months ended December 31, 2005, compared to $1,123,809 for the 12 months ended December 31, 2004, an increase of $279,962 or approximately 24%.  The increase in G&A is due primarily due to increases in compensation and related costs of $406,162 (including stock based expense of $96,293) and professional fees of $97,793, partially offset by a decrease in consulting fees of $338,944. The balance of the increase in general and administrative expenses results from an overall increase in expenses as a result of our acquisitions.

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

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.  Our independent certified public accountants have stated in their report, included in this Form 10-KSB/A, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern.  In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements.  There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2006.  No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us.  If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.  A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

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

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-24.

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

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•

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

•

All compensation plans previously approved by security holders; and

•

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

Item 13.

Exhibits.

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation, filed effective September 15, 1999.
3.2**	Certificate of Amendment to Articles of Incorporation, filed effective April 27, 2001.
3.3**	Articles of Exchange between the Company and Elast Technologies, Inc., filed effective June 26, 2001.
3.4**	Certificate of Amendment to Articles of Incorporation, filed effective March 10, 2004.
3.5**	Certificate of Amendment to Articles of Incorporation, filed effective September 13, 2004.
3.6**	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.
3.7**	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.
3.8**	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.
3.9**	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.
3.10**	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.
3.11**	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005
3.13**	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.
3.14**	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.
3.15**	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.
3.12**	Bylaws.
10.1**	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation , dated November 29, 2004.
10.2**	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.
10.3**	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.
10.4**	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.
14**	Code of Ethics
21*	Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 11, 2006

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Las Vegas, NV

April 17, 2006

PTS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

PTS, INC. CONSOLIDATED BALANCE SHEET DECEMBER 31, 2005
ASSETS

Current assets
Cash	$ 14,551
Due from broker	10,470
Accounts receivable, net of allowance of $34,350	54,509
Advances receivable	1,800
Total current assets	81,330

Property and equipment, net	233,800

Goodwill	1,217,722
Note receivable, non-current	120,316
Deposits	1,339

TOTAL ASSETS	$ 1,654,507

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable – trade	$ 581,004
Accrued expenses	118,033
Accrued payroll taxes	79,638
Sales deposit	4,600
Advances payable	6,522
Due to related parties	521,420
Notes payable, current portion	115,963
Total current liabilities	1,427,180

Note payable, long term portion	25,000
Debentures payable, long term portion, net of unamortized
discount of $158,194	184,306

Total liabilities	1,636,486

Minority interest	25,000

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,800,000 shares issued and outstanding	13,800
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,

7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
5,000,000 shares issued and outstanding	5,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 69,969,324 shares issued and 63,319,324	63,319
shares outstanding
Additional paid-in capital	16,104,484
Accumulated deficit	(16,204,582)

Total stockholders' deficit	(6,979)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,654,507

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

	2005	2004

Revenues	$ 52,755	$ -
Net sales	77,903	48,609
Total Revenue	130,658	48,609

Operating costs and expenses
General and administrative	1,403,771	1,123,809
Research and development	114,739	48,957
Amortization	-	738,550
Impairment expense	154,505	776,450

	1,673,015	2,687,766

Loss from operations	(1,542,357)	(2,639,157)

Interest income	2,607	82
Finance cost	(64,619)	(4,687)
Interest expense	(41,583)	(1,505)

Net loss	$ (1,645,952)	$ (2,645,267)

Preferred dividend	25,000	-
Net loss attributable to common shareholders	$ (1,670,952)	$ (2,645,267)

Net loss per basic and diluted share	$ (0.07)	$ (27.18)

Weighted average shares outstanding,
basic and diluted	23,792,187	97,317

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Receivable
	Shares	Par Value	Shares	Par Value	Capital	Deficit	For Stock	Total

Balance, January 1, 2004	-	$ -	307	$ 1	$ 11,788,377	$ (11,888,363)	$ (551,380)	$ (651,365)

Shares issued for services	-	-	58,064	58	176,942	-	-	177,000

Shares cancelled	-	-	(1)	-	(551,380)	-	551,380	-

Shares issued for licenses	-	-	400	-	900,000	-	-	900,000

Shares sold for cash	-	-	605,540	605	965,135	-	-	965,740

Employee stock compensation	-	-	-	-	170,424	-	-	170,424

Beneficial conversion feature	-	-	-	-	12,500	-	-	12,500

Shares issued for related party debt	-	-	14	-	58,500	-	-	58,500

Preferred shares issued
for license payable	10,700,000	10,700	-	-	384,300	-	-	395,000

Preferred shares issued
for PTS Technologies, Inc.	800,000	800	-	-	(800)	-	-	-

Preferred shares issued
for services	4,000,000	4,000	-	-	196,000	-	-	200,000

Conversion of preferred to common	(1,000,000)	(1,000)	100,000	100	900	-	-	-

Net loss	-	-	-	-	-	(2,645,267)	-	(2,645,267)

Balance, December 31, 2004	14,500,000	$ 14,500	764,324	$ 764	$ 14,100,898	$ (14,533,630)	$ -	$ (417,468)

Shares sold for cash			19,475,000	19,475	415,249			434,724

Shares issued for services	5,000,000	5,000	8,080,000	8,080	216,920			230,000

Conversion of preferred to common	(700,000)	(700)	35,000,000	35,000	(34,300)			-

Preferred shares issued for
Glove box, Inc.	10,000,000	10,000			90,000			100,000

Preferred shares issued for Disability
Access Consultants, Inc.	1,000,000	1,000			999,000			1,000,000

Employee stock compensation					76,717			76,717

Beneficial conversion feature					215,000			215,000

Preferred dividend					25,000	(25,000)		-

Net loss						(1,645,952)		(1,645,952)

Balance, December 31, 2005	29,800,000	$ 29,800	63,319,324	$ 63,319	$ 16,104,484	$ (16,204,582)	$ -	$ (6,979)

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
	2005	2004

Cash flows from operating activities:
Net loss	$ (1,645,952)	$ (2,645,267)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	4,926	738,550
Write off of purchased research and development	114,739	-
Issuance of shares for services	230,000	377,000
Compensation from stock awards	76,717	170,424
Amortization of beneficial conversion (finance costs)	64,619	4,687
Impairment of goodwill	154,505	-
Impairment of licensing agreement	-	776,450
Gain on settlement with Flexiciser	-	(48,609)
Decrease (increase) in assets:
Accounts receivable	3,029	-
Other current assets	(10,164)	405
Deposit	(464)	-
Increase (decrease) in liabilities:
Accounts payable	203,460	21,367
Sales deposit	(33,050)	-
Advances payable	4,132	-
Due to related parties	190,642	(295,740)

Cash used in operating activities	(642,861)	(900,733)

Cash flows from investing activities:
Cash paid for licenses	-	(60,000)
Net cash utilized on Flexiciser investment	-	(121,391)
Cash paid for fixed assets	(6,402)	-
Cash received (paid) through acquisitions	20,498	(32,213)
Net cash received on Flexiciser investment	9,684	-

Cash provided (used) by investing activities	23,780	(213,604)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	434,724	965,740
Proceed form sale of preferred stock by subsidiary	25,000	-
Proceeds from loans payable	11,326
Proceeds from sale of debenture	115,000	50,000

Cash provided by financing activities	586,050	1,015,740

Net increase in cash	(33,031)	(98,597)
Cash, beginning of period	47,582	146,179
Cash, end of period	$ 14,551	$ 47,582

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 8	$ 5

Supplemental Schedule of Noncash Investing and Financing Activities:

Debenture issued for advances payable	$ 17,500	$ -
Debenture issued for licenses payable	160,000	-
Beneficial conversion feature of preferred
stock, deemed a dividend	25,000	-
Beneficial conversion feature of debentures	215,000	25,000
Note payable issued for acquisition	50,000
Stock issued for cancellation of debt	-	58,500
Stock issued for licenses payable	-	1,295,000
Cancellation of stock subscription receivable	-	551,380
Note receivable issued by Flexiciser	-	170,000

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2005 and 2004 since the effect would be anti-dilutive. There were 63,319,324 and 1,450,000 common stock equivalents outstanding at December 31, 2005 and 2004, respectively.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment ”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company’s future overall results of operations and financial position.

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

The Company's consolidated financial statements include GLCS's results of operations subsequent to its acquisition on December 24, 2004. During 2004, the operations of GLCS were insignificant. In 2005, revenues of $149,922 were generated which were offset by $72,019 in direct costs, resulting in net revenues of $77,903.

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

Oroville office: Lease started in January 2003 at $4,000 per month and in February 2006 the rent increased to $4,338 per month. The lease is due to expire January 2007, with month to month renewal.

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

During March 2005, the Company adopted the Employee Stock Incentive Plan for the Year 2005. The terms of the plan are similar to those of the 2003 plan described above. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 1,167,000,200 remaining as of December 31, 2005.

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

•

Effected a 1 for 500 reverse split of the Company's common stock on July 13, 2005. All share and per share amounts have been retroactively restated to reflect this split.

•

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

•

Amended the Articles of Incorporation to authorize 800,000,000 shares of common stock and 100,000,000 shares of preferred stock.

•

Amended the Articles of Incorporation to authorize 1,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

•

Effected a 1 for 500 reverse split of the Company's common stock on September 20, 2004. All share and per share amounts have been retroactively restated to reflect this split.

•

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

•

Issued 116 shares of common stock, valued at $177,000, for services.

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

On September 7, 2005, the Company issued a convertible debenture in the amount of $25,000 for cash. The debenture bears interest at 8% and matures September 7, 2006. The debenture is convertible into shares of common stock at a 30% discount to the average of the lowest three closing bid prices over a twenty day period.. As a result, a beneficial conversion feature in the amount of $25,000 has been recorded and is being amortized over the life of the debenture.

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the Company:

•

Issued a total of 75,500,000 shares of common stock for consulting services.

•

Issued a total of 11,900,000 shares of common stock to employees.

•

Converted $121,114 of notes receivable into 819,238 shares of common stock. These shares were issued by Flexiciser, a private company.

•

PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. were transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTS Card Solutions with the balance held by unrelated third parties.  PTS Card Solutions anticipates generating funds for marketing and sales of stored valued prepaid debit cards through the sale of its common stock.  PTS, Inc. will retain controlling interest in PTS Card Solutions, Inc..

•

On March 10, 2006, Glove Box ™, Inc., was granted U.S. Patent number 6,953,130 for the Glove Box ™ product.

EXHIBIT 31.1

PTS, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter Chin, certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of PTS, Inc.;

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

Date: May 11, 2006

/S/ Peter Chin

Peter Chin

Chief Executive Officer

EXHIBIT 31.2

PTS, Inc.

a Nevada Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Peter Chin, certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of PTS, Inc.;

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

Date: May 11, 2006

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

1.

the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended December 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2006	/s/ Peter Chin Peter Chin Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Peter Chin, Chief Financial Officer of PTS, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended December 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2006	/s/ Peter Chin Peter Chin Chief Financial Officer

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

1.	Elast Technologies Corporation, a Delaware Corporation
2.	Disability Access Consultants, Inc., a California Corporation
3.	Global Links Card Services, Inc., a Nevada Corporation
4.	Glove Box™, Inc., a Nevada Corporation
5.	PTS Products International, Inc., a Nevada Corporation
6.	PTS Technologies, Inc., a Nevada Corporation