Form 10QSB
period 2006-03-31
PTS INC/NV/
filed 2006-05-15
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(702) 327-7266
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 1, 2006, the issuer had 163,469,324 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

Current assets
Cash	$ 43,540
Accounts receivable, net of allowance of $33,850	81,582
Advances receivable	696
Total current assets	125,818

Property and equipment, net	225,986

Goodwill	1,217,722
Note receivable, long term portion	117,864
Deposits	1,339

TOTAL ASSETS	$ 1,688,729

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable - trade	$ 542,125
Accrued expenses	127,719
Accrued payroll taxes	79,638
Sales deposit	5,000
Advances payable	6,522
Due to related parties	728,087
Notes payable	133,231
Debentures payable, current portion	140,000
Total current liabilities	1,762,322

Debentures payable, long term portion, net of unamortized
discount of $139,548	62,952

Total liabilities	1,825,274

Minority interest	29,941

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	13,800
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, 7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 157,369,324 shares issued and 156,619,324 shares outstanding	156,619
Additional paid-in capital	16,473,607
Accumulated deficit	(16,826,512)

Total stockholders' deficiency	(166,486)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$ 1,688,729

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended March 31,
	2006	2005

Net sales	$ 134,347	$ 69,811

Operating costs and expenses
General and administrative	720,051	397,692
Research and development	-	100,000

	720,051	497,692

Loss from operations	(585,704)	(427,881)

Loss attributable to minority interest	59	-
Interest income	655	1,347
Finance cost	(18,646)	(3,125)
Interest expense	(18,294)	(6,104)

Net loss	$ (621,930)	$ (435,763)

Net loss per basic and diluted share	$ (0.01)	$ (0.31)

Weighted average shares outstanding, basic and diluted	109,390,436	1,425,647

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005

Cash flows from operating activities:
Net loss	$ (621,930)	$ (435,763)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	10,611	-
Write off of purchased research and development	-	100,000
Issuance of shares for services	336,250	40,000
Compensation from stock awards	18,926	55,229
Amortization of beneficial conversion feature	18,646	3,125
Interest expense paid through addition to loan balance	2,268
Loss attributed to minority interest	(59)	-
Decrease (increase) in assets:
Accounts receivable	(27,073)	(350)
Due from broker	10,470	-
Prepaid expenses	-	200
Advances receivable	1,104	-
Deposit	-	(500)
Increase (decrease) in liabilities:
Accounts payable	(29,193)	29,521
Sales deposit	400	(37,650)

Cash used in operating activities	(279,580)	(246,188)

Cash flows from investing activities:
Cash paid for fixed assets	(2,797)	-
Net cash received on Flexiciser investment	2,452	44,818

	(345)	44,818

Cash flows from financing activities:
Proceeds from sale of common stock to employees	107,247	312,962
Proceeds from sale of subsidiary common stock	5,000	-
Payments on note	(10,000)	-
Advances from (repayments to) related parties	206,667	(30,253)

Cash provided by financing activities	308,914	282,709

Net increase in cash	28,989	81,339
Cash, beginning of period	14,551	47,582
Cash, end of period	$ 43,540	$ 128,921

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 546	$ 2
The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

(Unaudited)

NOTE 1- NATURE OF OPERATIONS

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser.

Operations for 2006 include revenue from the operations of Global Links Card Services, Inc. (“GLCS”) and from Disability Access Consultants, Inc. (“DAC”). Operations for 2005 include revenue from the operations of GLCS.  (See Note 4)

In December 2005, the Company acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations for significant assets. The purchase price was charged to expense in 2005.

During January, 2006, PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. was transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTSCS with the balance held by unrelated third parties.  PTSCS anticipates generating funds for marketing and sales of stored valued prepaid debit cards through the sale of its common stock.  PTS, Inc. will retain controlling interest in PTSCS.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $621,930 and a negative cash flow from operations of $279,580 for the three months ended March 31, 2006, and has a working capital deficiency of $1,636,504, and a stockholders deficiency of $166,486 as of March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2005, as it may be amended. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations to be expected for the full year ending December 31, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries. All significant intercompany transactions have been eliminated.

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

Revenue Recognition

GLCS currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned, and are recognized on a net basis. Disability Access Consultants, Inc. generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, proprietary software, consultation, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

Common Stock Split

On September 20, 2004, the Company effected a 1 for 500 reverse split of its outstanding common stock. On July 12, 2005, the Company effected a second 1 for 500 reverse split of its outstanding common stock. All share and per share amounts have been retroactively restated to reflect these reverse splits as of the beginning of the periods presented.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month periods ended March 31, 2006 and 2005 since the effect would be anti-dilutive. There were 962,000,000 and 825,000,000 common stock equivalents outstanding at March 31, 2006 and 2005, respectively.

Stock Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

NOTE 3 - RELATED PARTY TRANSACTIONS

As a result of the acquisition of GLCS, the Company has assumed a payable to the officer of the subsidiary in the amount of $322,310. The amount due is unsecured, non-interest bearing and has no formal terms of repayment. This amount has increased to $587,367 at March 31, 2006.

The Company has a net payable to Peter Chin, our sole officer and director, of $10,720 at March 31, 2006.

The Company has received advances aggregating $130,000 from an officer of DAC during the three months ended March 31, 2006. The parties have agreed that these advances will be converted to notes bearing interest at 9% and due in three years.

NOTE 4 - ACQUISITIONS

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three month period ended March 31, 2005 assume that the acquisition of the operating assets of DAC, which occurred in November 2005, had occurred on January 1, 2005. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

2005
(Unaudited)
Revenue	$246,371
Net loss	$(355,988)
Net loss per share	$(0.25)

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

NOTE 5 - STOCK TRANSACTIONS

During the three months ended March 31, 2006:

·

  We issued 17,800,000 shares of common stock for cash proceeds of $107,247. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $18,926 has been recorded in the statement of operations.

  We issued 75,500,000 shares of common stock, valued at $336,250, for services.

  The Company’s subsidiary, PTSCS, has sold common stock valued at $5,000 to third parties.

  The total amount of $5,000 is included in minority interest on the balance sheet at March 31, 2006.

  PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. was transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTSCS with the balance held by unrelated third parties.  PTSCS anticipates generating funds for marketing and sales of stored valued prepaid debit cards through the sale of its common stock.  PTS, Inc. will retain controlling interest in PTSCS.

During the three months ended March 31, 2005 the Company:

·

  Issued 1,101,000 shares of common stock for cash proceeds of $312,961. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $55,229 has been recorded in the statement of operations.

  Issued 80,000 shares of common stock, valued at $40,000, for services.

  Issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000.

  During 2006, the Company granted stock awards to employees for an aggregate of 17,800,000 shares of common stock. The awards had a weighted average fair value of $0.007 per share. The Company has recorded compensation expense of $18,926 related to these awards. The Company also granted 75,500,000 shares, with a weighted average fair value of $0.004, to consultants and has recorded a compensation cost of $336,250 related to these grants.

  During 2005, the Company granted stock awards to employees for an aggregate of 1,101,000 shares of common stock. The awards had a weighted average fair value of $0.33 per share. The Company has recorded compensation expense of $55,229 related to these awards. The Company also granted 80,000 shares, with a weighted average fair value of $0.50, to consultants and has recorded a compensation cost of $40,000 related to these grants.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2006 we will receive 819,238 shares of common stock in settlement of $117,864 of notes receivable. These shares were issued by Flexiciser, a privately held company.

Subsequent to March 31, 2006, the Company issued a total of 6,100,000 shares of common stock for consulting services.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005, as it may be amended.

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

Recent Changes in Our Capital Structure

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

On October 17, 2005, Global Links Card Services Inc. has been assigned the stock ticker symbol GLDS.PK

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

During January, 2006, PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTSCS. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. was transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTSCS with the balance held by unrelated third parties.  PTSCS anticipates generating funds for marketing and sales of stored valued prepaid debit cards through the sale of its common stock.  PTS, Inc. will retain controlling interest in PTSCS.

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

Revenue Recognition

GLCS currently generates revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards is recognized upon delivery and acceptance of the cards by the customer.  In certain instances, the Company receives partial payment from customers at the time of placement of an order for physical cards. These amounts are carried as sales deposits until such time as the physical cards are produced and then delivered and accepted by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards are recognized monthly as earned, and are recognized on a net basis. Disability Access Consultants, Inc. generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, proprietary software, consultation, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of grant. Prior to January 1, 2006, we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Total net sales and revenues were at $134,347 for the three months ended March 31, 2006 compared to $69,811 for the prior comparative period. The increase results from the inclusion of revenue from DAC, which was acquired in late 2005. DAC revenue for 2006 was $126,598. This increase over the 2005 three month period was partially offset by a decrease in revenue from GLCS of $62,062. All of the 2005 sales were generated from the operations of Global Links Card Services, Inc., acquired in December 2004.

Total general and administrative expenses for the three months ended March 31, 2006 increased by $322,359 to $720,051 for the three months ended March 31, 2006 from $397,692 for the three months ended March 31, 2005. The increase is primarily attributed to an increase of $194,718 in expenses related to the DAC operations, which were not included in the 2005 operations, along with an increase in compensation expense of $93,197, exclusive of DAC, and an increase in consulting fees of $57,602, exclusive of DAC, all partially offset by a decrease in professional fees of $19,372.

The Company incurred research and development costs of $100,000 during the three months ended March 31, 2005, with no costs incurred during the three months ended March 31, 2006. This results from the write off of purchased research and development in connection with the acquisition of Glove Box, Inc.

Interest expense and finance cost for the three months ended March 31, 2006 was $36,940 as compared to $9,229 for the same period of 2005. The increase results from increased debt and from the amortization of the beneficial conversion features resulting from the issuance of convertible debt.

Net loss increased from a loss of $435,763 for the three months ended March 31, 2005 to a loss of $621,930 for the three months ended March 31, 2006, an increase of $186,167. The increase results from the increases and decreases described above. During the three months ended March 31, 2006, the Company experienced a net loss of $0.01 per share compared to a net loss of $0.31 per share for the same period in 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had a deficiency in working capital of $1,636,504 and a stockholders deficiency of $166,486. Cash used by operations was $279,580 during the three months ended March 31, 2006. A loss of $621,930 was partially offset by non-cash charges of $10,611 of depreciation, $355,176 in stock based expense, $18,646 in financing expense, and $2,209 of other non-cash charges, increased by a net change in operating assets and liabilities of $44,292. Cash generated from investing activities totaled $2,452 for the three months ended March 31, 2006. This amount was received from the Flexiciser investment. Cash provided by financing activities for the three months ended March 31, 2006 was $318,914. Cash proceeds from stock sold were $107,247.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ending March 31, 2006, the Company issued 17,800,000 shares of common stock for cash proceeds of $107,247. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $18,926 has been recorded in the statement of operations.

During the three months ending March 31, 2006, the Company issued 75,500,000 shares of common stock, valued at $336,250, for services.

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

Dated May 15, 2006

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

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2006	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2006	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Executive Officer May 15, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Financial Officer May 15, 2006