Form 10QSB
period 2006-06-30
PTS INC/NV/
filed 2006-08-15
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(702) 327-7266
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 18, 2006, the issuer had 223,969,636 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC. CONDENSED CONSOLIDATED BALANCE SHEET JUNE 30, 2006 (Unaudited)
ASSETS

Current assets
Cash	$ 37,788
Accounts receivable, net of allowance of $32,850	156,330
Advances receivable	696
Total current assets	194,814

Property and equipment, net	216,685

Goodwill	1,217,722
Investment in common stock	117,864
Deposits	1,339

TOTAL ASSETS	$ 1,748,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 519,236
Accrued expenses	169,128
Accrued payroll taxes	79,638
Advances payable	6,522
Due to related parties	692,833
Notes payable, current portion	115,100
Debentures payable, current portion, net of discount of $4,167	20,833
Total current liabilities	1,603,290

Note payable, long term portion	12,500
Note payable – related party	250,000
Debentures payable, long term portion, net of unamortized discount of $106,099	211,401

Total liabilities	2,077,191

Minority interest	29,788

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,800,000 shares issued and outstanding	13,800
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value 7,500,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
5,000,000 shares issued and outstanding	5,000

Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 211,769,324 shares issued and 200,819,324	200,819
shares outstanding
Additional paid-in capital	16,587,664
Accumulated deficit	(17,176,838)

Total stockholders' deficit	(358,555)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,748,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Sales	$ 211,351	$ (1,182)	$ 345,698	$ 68,629

Operating costs and expenses
General and administrative	512,723	277,145	1,232,774	674,837
Research and development	-	-	-	100,000

	512,723	277,145	1,232,774	774,837

Loss from operations	(301,372)	(278,327)	(887,076)	(706,208)

Loss attributable to minority interest	153	-	212	-
Interest income	28	1,246	683	2,593
Finance cost	(29,282)	(16,458)	(47,928)	(19,583)
Interest expense	(19,853)	(9,299)	(38,147)	(15,403)

Net loss	$ (350,326)	$ (302,838)	$ (972,256)	$ (738,601)

Net loss per basic and diluted share	$ (0.00)	$ (0.15)	$ (0.01)	$ (0.43)

Weighted average shares outstanding,
basic and diluted	177,252,841	1,981,698	143,509,103	1,705,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005

Cash flows from operating activities:
Net loss	$ (972,256)	$ (738,601)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	21,222	-
Write off of purchased research and development	-	100,000
Issuance of shares for services	438,950	90,000
Compensation from stock awards	30,901	58,879
Amortization of beneficial conversion feature	47,928	19,583
Interest expense paid through addition to loan balance	2,268	-
Loss attributable to minority interest	(212)	-
Decrease (increase) in assets:
Accounts receivable	(101,821)	35,159
Due from broker	10,470	-
Prepaid expenses	-	200
Advances receivable	1,104	-
Deposit	-	(500)
Increase (decrease) in liabilities:
Accounts payable	(10,673)	48,443
Sales deposit	(4,600)	(37,650)

Cash used in operating activities	(536,719)	(424,487)

Cash flows from investing activities:
Cash paid for fixed assets	(4,107)	-
Net cash received on Flexiciser investment	2,452	9,685

Cash (used) provided by investing activities	(1,655)	9,685

Cash flows from financing activities:
Proceeds from sale of common stock to employees	150,829	333,648
Proceeds from sale of subsidiary common stock	5,000	-
Payments on note	(15,631)	-
Advances from related parties	421,413	49,341

Cash provided by financing activities	561,611	382,989

Net increase in cash	23,237	(31,813)
Cash, beginning of period	14,551	47,582
Cash, end of period	$ 37,788	$ 15,769

Supplemental Schedule of Cash Flow Information:

Cash paid for interest	$ 3,521	$ 2

Non-Cash Financial Activity:
During 2006 we received shares of common stock of a privately held entity as payment for a receivable of $117,864.

During 2005 we issued a debenture in the amount of $160,000
as final payment for the acquisition of licenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $972,256 and a negative cash flow from operations of $536,719 for the six months ended June 30, 2006, and has a working capital deficiency of $1,408,476, and a stockholders deficiency of $358,555 as of June 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2005, as it may be amended. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of results of operations to be expected for the full year ending December 31, 2006.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three and six month periods ended June 30, 2006 and 2005 since the effect would be anti-dilutive. There were 1,411,848,352 and 975,250,836 common stock equivalents outstanding at June 30, 2006 and 2005, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

As a result of the acquisition of GLCS, the Company has assumed a payable to the officer of the subsidiary in the amount of $322,310. The amount due is unsecured, bears interest at 6% per annum and has no formal terms of repayment. This amount has increased to $682,113 at June 30, 2006.

The Company has a net payable to Peter Chin, our sole officer and director, of $10,720 at June 30, 2006.

The Company has received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009.

NOTE 4 - ACQUISITION

Pro forma Information

The following unaudited pro forma results of operations of the Company for the three month period ended June 30, 2005 assume that the acquisition of the operating assets of DAC, which occurred in November, 2005, had occurred on January 1, 2005. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(Unaudited)	(Unaudited)
Revenue	$75,591	321,962
Net loss	$(399,821)	(766,421)
Net loss per share	$(0.20)	(0.45)

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

NOTE 5 - STOCK TRANSACTIONS

During the six months ended June 30, 2006:

  We issued 32,000,000 shares of common stock for cash proceeds of $150,829. These shares were issued pursuant to the Company's Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $26,617 has been recorded in the statement of operations.

  We issued 105,500,000 shares of common stock, valued at $438,950, for services.

  We granted stock awards aggregating 10,200,000 shares of common stock which were outstanding at June 30, 2006. We recorded compensation expense of $4,286 related to these grants, based on 15% of market price at the date of grant.

The Company’s subsidiary, PTSCS, has sold common stock valued at $5,000 to third parties. The total amount of $5,000 is included in minority interest on the balance sheet at June 30, 2006.

During the six months ended June 30, 2005 the Company:

  Issued 1,225,000 shares of common stock for cash proceeds of $333,648. These shares were issued pursuant to the Company's Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $58,879 has been recorded in the statement of operations.

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

During 2006, the Company granted stock awards to employees for an aggregate of 42,200,000 shares of common stock. The awards had a weighted average fair value of $0.0007 per share. The Company has recorded compensation expense of $30,903 related to these awards. The Company also granted 105,500,000 shares, with a weighted average fair value of $0.004, to consultants and has recorded a compensation cost of $438,950 related to these grants.

During 2005, the Company granted stock awards to employees for an aggregate of 1,225,000 shares of common stock. The awards had a weighted average fair value of $0.05 per share. The Company has recorded compensation expense of $58,879 related to these awards. The Company also granted 80,000 shares, with a weighted average fair value of $0.50, to consultants and has recorded a compensation cost of $40,000 related to these grants.

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

NOTE 6 – INVESTMENT IN COMMON STOCK

During the three months ended June 30, 2006 we received 819,238 shares of common stock in settlement of $117,864 of notes receivable. These shares were issued by Flexiciser, a privately held company.

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

Recent Changes in Our Capital Structure

Effective July 14, 2005, PTS, Inc. (the “Registrant”) implemented a one for 500 reverse split of its issued and outstanding shares of common stock (the “Reverse Split”).  Following the Reverse Split, the number of issued and outstanding shares of the Registrant’s common stock was reduced from 1,053,622,172 to 2,107,325 in accordance with the one for 500 Reverse Split ratio.  The number of the Registrant’s authorized common shares remained at 1,800,000,000, the number of the Registrant’s authorized preferred shares remained at 200,000,000, and the par value of the Registrant’s common and preferred stock remained at $0.001 per share following the Reverse Split.

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Total net sales and revenues were $211,351 for the three months ended June 30, 2006 compared to ($1,182) for the prior comparative period. The increase results from the inclusion of revenue from DAC, which was acquired in late 2005. DAC revenue for 2006 was $206,422. This increase over the 2005 three month period was partially offset by a decrease in revenue from GLCS of $5,305. All of the 2005 sales were generated from the operations of Global Links Card Services, Inc., acquired in December 2004.

Total general and administrative expenses for the three months ended June 30, 2006 increased by $235,578 to $512,723 for the three months ended June 30, 2006 from $277,145  for the three months ended June 30, 2005. The increase is primarily attributed to an increase of $243,198 in expenses related to the DAC operations, which were not included in the 2005 operations, along with decreases in compensation expense of $36,776 and in professional fees of $17,281, exclusive of DAC, all partially offset by an increase in consulting fees of $49,460, exclusive of DAC.

Interest expense and finance cost for the three months ended June 30, 2006 was $49,135 as compared to $25,757 for the same period of 2005. The increase results from increased debt and from the amortization of the beneficial conversion features resulting from the issuance of convertible debt.

Net loss increased from a loss of $302,838 for the three months ended June 30, 2005 to a loss of $350,326 for the three months ended June 30, 2006, an increase of $47,488. The increase results from the increases and decreases described above. During the three months ended June 30, 2006, the Company experienced a net loss of $0.00 per share compared to a net loss of $0.15 per share for the same period in 2005.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Total net sales and revenues were $345,698 for the six months ended June 30, 2006 compared to $68,629 for the prior comparative period. The increase results from the inclusion of revenue from DAC, which was acquired in late 2005. DAC revenue for 2006 was $333,021. This increase over the 2005 six month period was partially offset by a decrease in revenue from GLCS of $107,619. All of the 2005 sales were generated from the operations of Global Links Card Services, Inc., acquired in December 2004.

Total general and administrative expenses for the six months ended June 30, 2006 increased by $557,937 to $1,232,774 for the six months ended June 30, 2006 from $674,837 for the six months ended June 30, 2005. The increase is primarily attributed to an increase of $442,530 in expenses related to the DAC operations, which were not included in the 2005 operations, along with increases in compensation expense of $56,422 and in consulting fees of $107,062, exclusive of DAC, all partially offset by an decrease in professional fees of $18,453, exclusive of DAC.

Interest expense and finance cost for the six months ended June 30, 2006 was $86,075 as compared to $34,986 for the same period of 2005. The increase results from increased debt and from the amortization of the beneficial conversion features resulting from the issuance of convertible debt.

Net loss increased from a loss of $738,601 for the six months ended June 30, 2005 to a loss of $972,256 for the six months ended June 30, 2006, an increase of $233,655. The increase results from the increases and decreases described above. During the six months ended June 30, 2006, the Company experienced a net loss of $0.01 per share compared to a net loss of $0.43 per share for the same period in 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had a deficiency in working capital of $1,408,476 and a stockholders deficiency of $358,555. Cash used by operations was $536,719 during the six months ended June 30, 2006. A loss of $972,256 was partially offset by non-cash charges of $21,222 of depreciation and amortization, $469,851 in stock based expense and $47,928 in financing expense, increased by a net change in operating assets and liabilities of $68,996. Cash generated from investing activities totaled $2,452 for the six months ended June 30, 2006. This amount was received from the Flexiciser investment. Cash provided by financing activities for the six months ended June 30, 2006 was $561,611. Cash proceeds from stock sold were $150,829.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ending June 30, 2006, the Company issued 1,225,000 shares of common stock for cash proceeds of $333,648. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $58,879 has been recorded in the statement of operations.

During the six months ending June 30, 2006, the Company issued 80,000 shares of common stock, valued at $40,000, for services.

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

Dated August 15, 2006

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

Date: August 15, 2006	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

Date: August 15, 2006	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Executive Officer August 15, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Financial Officer August 15, 2006