Form 10QSB
period 2006-09-30
PTS INC/NV/
filed 2006-11-14
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(702) 327-7266
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 7, 2006, the issuer had 342,369,636 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current assets
Cash	$ 68,297
Accounts receivable, net of allowance of $32,850	182,829
Other current assets	2,220
Net current assets of discontinued operations	27,428

Total current assets	280,774

Property and equipment, net	187,723

Goodwill	908,712
Investment in common stock	117,864
Prepaid investment	150,000
Deposits	875
Net noncurrent assets of discontinued operations	309,474

TOTAL ASSETS	$ 1,955,422

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable - trade	$ 429,836
Accrued expenses	136,592
Accrued payroll taxes	79,638
Advances payable	6,522
Advances from related parties	44,008
Notes payable - current portion	132,094
Note payable – related party	35,000
Debentures payable, current portion	25,000
Net current liabilities of discontinued operations	858,062

Total current liabilities	1,746,752

Notes payable - long term portion, net of unamortized
discount of $51,715	54,535
Notes payable - related parties, net of unamortized
discount of $44,440	255,560
Debentures payable, long term portion, net of unamortized
discount of $90,578	226,922

Total liabilities	2,283,769

Minority interest	4,620

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 13,800,000 shares issued and outstanding	13,800
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, 2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, 7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares authorized, 289,169,324 shares issued and 265,919,324 shares outstanding	265,919
Additional paid-in capital	16,839,936
Accumulated deficit	(17,468,622)

Total stockholders' deficiency	(332,967)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,955,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Sales	$ 248,577	$ -	$ 581,597	$ -

Operating costs and expenses
General and administrative	415,503	262,852	1,488,285	697,945
Research and development	-	-	-	100,000

	415,503	262,852	1,488,285	797,945

Loss from continuing operations before interest and discontinued operations	(166,926)	(262,852)	(906,688)	(797,945)

Interest income	20	8	703	2,601
Finance cost	(24,375)	(15,718)	(72,303)	(35,301)
Interest expense	(16,423)	(4,338)	(36,618)	(9,539)

Loss from continuing operations before discontinued operations	(207,704)	(282,900)	(1,014,906)	(840,184)

Loss from discontinued operations	(84,080)	(93,551)	(249,134)	(274,868)

Net loss	$ (291,784)	$ (376,451)	$ (1,264,040)	$ (1,115,052)

Net loss per basic and diluted share
Loss from continuing operations	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.06)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.08)

Weighted average shares outstanding, basic and diluted	230,866,716	38,752,476	172,948,299	14,190,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005

Cash flows from operating activities:
Net loss	$ (1,264,040)	$ (1,115,052)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	59,282	-
Write off of purchased research and development	-	100,000
Issuance of shares for services	484,300	230,000
Compensation from stock awards	61,533	71,093
Amortization of beneficial conversion feature	72,303	35,301
Interest expense paid through addition to loan balance	2,268	-
Loss attributable to minority interest	(380)	-
Decrease (increase) in assets:
Accounts receivable	(130,677)	26,056
Due from broker	10,470	-
Prepaid expenses	-	200
Other current assets	(420)	-
Deposit	-	(464)
Increase (decrease) in liabilities:
Accounts payable	(75,721)	75,551
Sales deposit	(4,600)	(33,050)

Cash used in operating activities	(785,682)	(610,365)

Cash flows from investing activities:
Cash paid for fixed assets	(13,205)	-
Cash held by discontinued operations	(25,072)	-
Cash paid for investment	(150,000)	-
Net cash received on Flexiciser investment	2,452	9,685

Cash (used) provided by investing activities	(185,825)	9,685

Cash flows from financing activities:
Proceeds from sale of common stock to employees	291,377	402,856
Proceeds from sale of subsidiary common stock	5,000	25,000
Payments on note	(19,887)	-
Notes payable - related parties	335,000
Notes payable - other	115,000	25,000
Advances from related parties	298,763	112,460

Cash provided by financing activities	1,025,253	565,316

Net increase (decrease) in cash	53,746	(35,364)
Cash, beginning of period	14,551	47,582
Cash, end of period	$ 68,297	$ 12,218

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 3,521	$ 8

The accompanying notes are an integral part of these condensed consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

(Unaudited)

NOTE 1- NATURE OF OPERATIONS

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue from the sale of the Flexiciser.

Operations for 2006 include revenue from Disability Access Consultants, Inc. (“DAC”). On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company will no longer own an interest in GLCS. The assets, liabilities and results of operations of GLCS have been presented as discontinued operations in these financial statements (see Note 8).

In December 2005, the Company acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations for significant assets. The purchase price was charged to expense in 2005.

During January, 2006, PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. was transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTSCS with the balance held by unrelated third parties. On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company will no longer own an interest in GLCS. The assets, liabilities and results of operations have been presented as discontinued operations in these financial statements (see Note 8).

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has only recently begun generating revenue, has experienced recurring net operating losses, had a net loss of $1,264,040 and a negative cash flow from operations of $785,682 for the nine months ended September 30, 2006, and has a working capital deficiency of $1,465,978, and a stockholders deficiency of $332,967 as of September 30, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

DAC has a letter of intent with a national Quick Service Restaurant (QSR) chain and a contract with another national QSR.  These two contracts, when executed, are expected to provide significant revenues and profits over the next two years.  Management plans to pursue several other contracts being negotiated, which have the potential to generate increasing revenues over the next several years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States of America pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2005, as it may be amended. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results of operations to be expected for the full year ending December 31, 2006.

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

Disability Access Consultants, Inc. generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

Reclassifications

Certain reclassifications, which have no effect on net loss, have been made to the prior period financial statements to conform to the current presentation. The operations of GLCS have been reclassified as discontinued operations for all periods presented.

Common Stock Split

On September 20, 2004, the Company effected a 1 for 500 reverse split of its outstanding common stock. On July 12, 2005, the Company effected a second 1 for 500 reverse split of its outstanding common stock. All share and per share amounts have been retroactively restated to reflect these reverse splits as of the beginning of the periods presented.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three and nine month periods ended September 30, 2006 and 2005 since the effect would be anti-dilutive. There were 1,428,744,037 and 843,454,012 common stock equivalents outstanding at September 30, 2006 and 2005, respectively.

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

NOTE 3 - RELATED PARTY TRANSACTIONS

At the date of acquisition, GLCS had a payable to the officer of the subsidiary in the amount of $322,310. The amount due is unsecured, bears interest at 6% per annum and has no formal terms of repayment. This amount has increased to $776,175 at September 30, 2006 and is included in net current liabilities of discontinued operations.

The Company has net advances payable to Peter Chin, our sole officer and director, of $10,720 at September 30, 2006.

During the quarter ended September 30, 2006, the Company issued a convertible promissory note to Peter Chin in the amount of $50,000. The note bears interest at the rate of 8% per year and matures on December 31, 2007. The note is convertible at a discount to market and, as a result, a beneficial conversion feature in the amount of $47,403 has been recorded as a discount, which is being amortized over the term of the note. The note was repaid in the fourth quarter.

During the quarter ended September 30, 2006, the Company issued a demand note to Sandy Chin in the amount of $35,000. The note bears interest at the rate of 8% per year. The note was repaid in the fourth quarter.

The Company has received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. As of September 30, 2006, the Company has received additional advances from this officer aggregating $33,288, which are non-interest bearing and are due on demand.

NOTE 4 - ACQUISITION

Pro forma Information

The following unaudited pro forma results of continuing operations of the Company for the three and nine month periods ended September 30, 2005 assume that the acquisition of the operating assets of DAC, which occurred in November, 2005, had occurred on January 1, 2005. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
	(Unaudited)	(Unaudited)
Revenue	$122,812	376,145
Net loss	$(322,081)	(907,963)
Net loss per share	$(0.01)	(0.06)

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

NOTE 5 - STOCK TRANSACTIONS

During the nine months ended September 30, 2006:

§

We issued 80,600,000 shares of common stock for cash proceeds of $291,377. These shares were issued pursuant to the Company's Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $51,419 has been recorded in the statement of operations.

§

We issued 122,000,000 shares of common stock, valued at $484,300, for services.

§

We granted stock awards aggregating 23,250,000 shares of common stock which were outstanding at September 30, 2006. We recorded compensation expense of $10,114 related to these grants, based on 15% of market price.

The Company’s subsidiary, PTSCS, has sold common stock valued at $5,000 to third parties. The total amount of $5,000 is included in minority interest on the balance sheet at June 30, 2006.

During the nine months ended September 30, 2005 the Company:

§

We issued 5,575,000 shares of common stock for cash proceeds of $402,856. These shares were issued pursuant to the Company's Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $71,093 has been recorded in the statement of operations.

§

We issued 8,080,000 shares of common stock, valued at $180,000, for services.

§

We issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000.

§

We issued 5,000,000 shares of our Series D preferred stock, valued at $50,000, to our sole officer and director, as compensation.

During 2006, the Company granted stock awards to employees for an aggregate of 103,850,000 shares of common stock. The awards had a weighted average fair value of $0.0006 per share. The Company has recorded compensation expense of $61,533 related to these awards. The Company also granted 122,000,000 shares, with a weighted average fair value of $0.004, to consultants and has recorded a compensation cost of $484,300 related to these grants.

During 2005, the Company granted stock awards to employees for an aggregate of 5,575,000 shares of common stock. The awards had a weighted average fair value of $0.01 per share. The Company has recorded compensation expense of $71,093 related to these awards. The Company also granted 8,080,000 shares, with a weighted average fair value of $0.02, to consultants and has recorded a compensation cost of $180,000 related to these grants.

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

NOTE 6 – INVESTMENT IN COMMON STOCK

During the three months ended June 30, 2006 we received 41,760 shares of common stock in settlement of $117,864 of notes receivable. These shares were issued by Flexiciser, a privately held company.

NOTE 7 – NOTE PAYABLE

During the quarter ended September 30, 2006, the Company issued a convertible promissory note in the amount of $100,000. The note bears interest at the rate of 8% per year and matures on December 31, 2007. The note is convertible at a discount to market and, as a result, a beneficial conversion feature in the amount of $53,439 has been recorded as a discount, which is being amortized over the term of the note.

NOTE 8 – DISCONTINUED OPERATIONS

On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company will no longer own an interest in GLCS. The assets, liabilities and results of operations have been presented as discontinued operations in these financial statements. The sale price is $349,000, which was paid with a convertible promissory note issued by GLCS. The note is payable in cash or GLCS common stock, at the discretion of GLCS. Payments on the note are due as follows: 2007, $48,000; 2008, $60,000; 2009, $72,000; 2010, $84,000; and 2011, $85,000.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the period ending September 30, 2006, the Company’s subsidiary Disability Access Consultants, Incorporated entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power Save") a Delaware Corporation (Pink Sheets: PWVG). Disability Access Corporation is a wholly owned subsidiary of PTS.  The Power Save acquisition was completed during October, 2006.  The purchase price for Power Save was $150,000, which was paid in September and is classified as a prepaid investment on the balance sheet at September 30, 2006.  Since Power Save had no assets or operations at the date of acquisition, the entire purchase price will be charged to expense during the fourth quarter.

Under the terms of the Agreement and Plan of Merger, Disability Access Consultants, Incorporated will be merged with and into Disability Access Corporation, with Disability Access Consultants, Incorporated continuing as the surviving corporation.  The converting of the outstanding shares of the constituent corporations will be 1 (one) common share of Disability Access Consultants, Incorporated will receive 130,000 (one hundred thirty thousand) common shares of Disability Access Corporation.  The merger shall become effective on January 2, 2007 upon the completion of the year-end financial statements for the current fiscal year ending December 31, 2006.  A copy of the Agreement and Plan of Merger was filed as an exhibit to the Company’s Form 8K filed with the Securities and Exchange Commission on November 2, 2006.

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

On October 8, 2006, James Brewer, an individual and president of GLCS elected to exercise the option to purchase all of the outstanding shares of common stock and series a preferred stock of GLCS held by the Company, pursuant to the terms of the option to purchase agreement dated December 24, 2004.  On October 10, 2006, the Company, PTSCS and James Brewer agreed to assign all of the interest in GLCS consisting of 50,000,000 shares of common stock and 5,000,000 shares of series a preferred stock to James Brewer in exchange for a convertible note issued to the Company in the amount of $349,000. A copy of the stock purchase agreement and convertible note was filed as an exhibit to the Company’s Form 8K filed with the Securities and Exchange Commission on October 19, 2006.  The Company has determined that GLCS’ operations no longer fit with the Company’s objectives and would require substantial additional cash contributions in order to advance to profitability.

            On October 17, 2006, the Company’s subsidiary Disability Access Consultants, Incorporated entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. a Delaware Corporation (Pink Sheets: PWVG).  Disability Access Corporation is a wholly owned subsidiary of PTS. Under the terms of the Agreement of Merger, Disability Access Consultants, Incorporated will be merged with and into Disability Access Corporation, with Disability Access Consultants, Incorporated continuing as the surviving corporation.  The converting of the outstanding shares of the constituent corporations will be 1 (one) common share of Disability Access Consultants, Incorporated will receive 130,000 (one hundred thirty thousand) common shares of Disability Access Corporation.  The merger shall become effective on January 2, 2007 upon the completion of the year-end financial statements for the current fiscal year ending December 31, 2006.  A copy of the Agreement of Merger was filed as an exhibit to the Company’s Form 8K filed with the Securities and Exchange Commission on November 2, 2006.

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

Revenue Recognition

Disability Access Consultants, Inc. generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Total net sales and revenues were $248,577 for the three months ended September 30, 2006 compared to no revenues for the prior comparative period. The increase results from the inclusion of revenue from DAC, which was acquired in late 2005. All of the previously reported 2005 sales were generated from the operations of Global Links Card Services, Inc., acquired in December 2004, which are now included in discontinued operations.

Total general and administrative expenses for the three months ended September 30, 2006 increased by $152,651 to $415,503 for the three months ended September 30, 2006 from $262,852 for the three months ended September 30, 2005. The increase is primarily attributed to an increase of $266,703 in expenses related to the DAC operations, which were not included in the 2005 operations, along with decreases in compensation expense of $131,082 and in other expenses of $18,520, exclusive of DAC, all partially offset by an increase in consulting fees of $35,550, exclusive of DAC.

Interest expense and finance cost for the three months ended September 30, 2006 was $40,798 as compared to $20,056 for the same period of 2005. The increase results from increased debt and from the amortization of the beneficial conversion features resulting from the issuance of convertible debt.

Net loss from continuing operations decreased from a loss of $282,900 for the three months ended September 30, 2005 to a loss of $207,704 for the three months ended September 30, 2006, a decrease of $75,196. The decrease results from the increases and decreases described above. During the three months ended September 30, 2006, the Company experienced a net loss from continuing operations of $0.00 per share compared to a net loss from continuing operations of $0.01 per share for the same period in 2005.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Total net sales and revenues were $581,597 for the nine months ended September 30, 2006 compared to no revenue for the prior comparative period. The increase results from the inclusion of revenue from DAC, which was acquired in late 2005. All of the previously reported 2005 sales were generated from the operations of Global Links Card Services, Inc., acquired in December 2004, which are now included in discontinued operations.

Total general and administrative expenses for the nine months ended September 30, 2006 increased by $790,340 to $1,488,285 for the nine months ended September 30, 2006 from $697,945 for the nine months ended September 30, 2005. The increase is primarily attributed to an increase of $704,796 in expenses related to the DAC operations, which were not included in the 2005 operations, along with an increase in consulting fees of $213,205 exclusive of DAC, offset by decreases in compensation expense of $107,660 and in other expenses of $20,001, exclusive of DAC.

Interest expense and finance cost for the nine months ended September 30, 2006 was $108,921 as compared to $44,840 for the same period of 2005. The increase results from increased debt and from the amortization of the beneficial conversion features resulting from the issuance of convertible debt.

Net loss from continuing operations increased from a loss of $840,184 for the nine months ended September 30, 2005 to a loss of $1,014,906 for the nine months ended September 30, 2006, an increase of $174,722. The increase results from the increases and decreases described above. During the nine months ended September 30, 2006, the Company experienced a net loss from continuing operations of $0.01 per share compared to a net loss from continuing operations of $0.06 per share for the same period in 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had a deficiency in working capital of $1,465,978 and a stockholders deficiency of $332,967. Cash used by operations was $785,682 during the nine months ended September 30, 2006. A loss of $1,264,040 was partially offset by non-cash charges of $59,282 of depreciation and amortization, $545,833 in stock based expense and $72,303 in financing expense, increased by a net change in operating assets and liabilities of $200,948. Net cash used by investing activities totaled $185,825 for the nine months ended September 30, 2006, comprised mainly of a payment made to acquire Disability Access Corporation f/k/a Power Save Energy Corp. Cash provided by financing activities for the nine months ended September 30, 2006 was $1,025,253. Cash proceeds from stock sold were $296,377.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending September 30, 2006, the Company issued 48,600,000 shares of common stock for cash proceeds of $140,548. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $51,419 has been recorded in the statement of operations.

During the period months ending September 30, 2006, the Company issued 16,420,000 shares of common stock, valued at $45,350, for services.

During the period ending September 30, 2006, the Company granted stock awards aggregating 13,050,000 shares of common stock which were outstanding at September 30, 2006. We recorded compensation expense of $5,828 related to these grants, based on 15% of market price.

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

Dated November 14, 2006

PTS, Inc.
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors

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

Date: November 14, 2006	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

Date: November 14, 2006	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Executive Officer November 14, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Financial Officer November 14, 2006