Form 10KSB
period 2006-12-31
PTS INC/NV/
filed 2007-04-02
CIK 1080924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

Commission File No.  000-25485

PTS, INC.
(Name of small business issuer in its charter)
Nevada	88-0380544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Spring Mountain Road, Suite 66 Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 327-7266
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

State issuer’s net revenues for its most recent fiscal year: $781,886.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2007 was approximately $1,588,188 based upon the closing price of $0.0038 reported for such date on The OTC Bulletin Board.

As of March 30, 2007 the registrant had 467,781,824 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I

FORWARD-LOOKING STATEMENTS

When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 1.

DESCRIPTION OF BUSINESS.

Company Overview

We were originally incorporated in the State of Nevada under the name Med Mark, Inc. on November 5, 1996.  On June 29, 1998, we filed an amendment to our articles of incorporation changing our name to Elast Technologies, Inc.  Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. (“PTS”), a Nevada corporation, merged with Elast Technologies, Inc.  PTS was the surviving company and we changed our name to PTS, Inc.

We were a development-stage company since our formation on June 12, 1996 until the second quarter of 2004.  At that time we commenced planned operations and began generating revenue from the sale of the Flexiciser product, as described below.

On November 23, 2003, we acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin, our sole officer and director. PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box ™, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements. The development of this product has not yet reached the point of manufacture. The success of any future Glove Box operations is dependent, in part, upon our ability to raise sufficient capital to complete development and testing of the Glove Box ™.

Effective November 8, 2004 we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. from two parties. In January, 2005 we issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. We also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which we hold marketing licenses. We intend to continue to develop the technology.  As a result of this acquisition, we now own the underlying Glove Box technology.

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

The Glove Box ™ is considered to be in the medical equipment category and even though it is still a prototype it requires a permit from the Medical Ministry in China to import. The company is in the process of applying for the permit.  We have had discussions with potential medical facilities in Beijing and Shanghai, China to do a joint venture in manufacturing and marketing.  The Company anticipates completing a joint venture no later than the end of the fourth quarter of 2007.

Effective March 10, 2004, we amended our Articles of Incorporation to authorize 800,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. On September 13, 2004 we filed an additional amendment to authorize 1,800,000,000 shares of common stock, par value $0.001 per share and 200,000,000 shares of preferred stock, par value $0.001.

In March 2004, we agreed to purchase and sell Flexiciser units under an arrangement whereby the manufacturer paid the actual manufactured cost of the units, we jointly marketed the product and we divided profits equally with the manufacturer.  Designed for the paraplegic and quadriplegic, as well as individuals who are unable to maintain movement through natural means, the Flexiciser provides passive, resistive exercise. We ceased sales of the Flexiciser units during the fourth quarter of 2004.

On May 26, 2004, we acquired PTS Technologies, Inc. (“PTSTI”).  PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI’s  The purchase price for PTSPI was 800,000 shares of Series A preferred stock.

Effective December 24, 2004, we entered into a stock purchase agreement with Global Links Corp., a Nevada corporation ("Global Links") to buy from Global Links all of the issued and outstanding shares of the capital stock of Global Links Card Services, Inc. (“GLCS”).

GLCS provided a one source solution for stored value cards. Through third party contractors, GLCS provides the design and production of physical cards, fulfillment of card orders to end users, banking relations, processing, and consulting services for the design and production of marketing material, and the overall design of stored value card programs. GLCS implemented its own Visa ™ Debit card program which became available on June 15, 2005. GLCS customers are marketing oriented entities with the financial capability to launch and execute card distribution programs.

Effective November 15, 2005, we entered into a stock exchange agreement with Disability Access Consultants, Inc., a California corporation (“DAC”). Pursuant to the agreement, we issued 1,000,000 shares of our Series E Preferred Stock to the stockholders of DAC and a secured promissory note of $50,000 to AXIA Group, Inc. for the outstanding stock of Disability Access Consultants, Inc.  Upon closing, Barbara Thorpe was appointed as DAC’s president.  AXIA Group, Inc. had originally agreed to acquire Disability Access Consultants, Inc. on August 19, 2005.

In December, 2005, we acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations or significant assets. The purchase price was charged to expense in 2005. In 2006 PTSCS issued 5,000,000 shares of its Series A preferred stock to the Company in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc.

On October 8, 2006, James Brewer, an individual and president of GLCS elected to exercise his option to purchase all of the outstanding shares of common stock and series A preferred stock of GLCS held by the Company, pursuant to the terms of the option to purchase agreement dated December 24, 2004.  On October 10, 2006, the Company, PTSCS and James Brewer agreed to assign all of the interest in GLCS consisting of 50,000,000 shares of common stock and 5,000,000 shares of series A preferred stock to James Brewer in exchange for a convertible note issued to the Company in the amount of $349,000.  As a result, we no longer own an interest in GLCS. We determined that GLCS’ operations no longer fit with our objectives and would require substantial additional cash contributions in order to advance to profitability.

On October 17, 2006 DAC entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power Save") a Delaware corporation. Disability Access Corporation was acquired as a subsidiary of PTS.  The Power Save acquisition was completed during October, 2006.  The purchase price for Power Save was $150,000, which was paid in September. Since Power Save had no assets or operations at the date of acquisition, the entire purchase price has been charged to expense during the fourth quarter.

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a stock split of Disability Access Corporation such that there are now 1,816,270,800 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 90% of Disability Access Corporation.

Under the terms of the Agreement of Merger, DAC was to be merged with and into Disability Access Corporation, with DAC continuing as the surviving corporation.  Upon further consideration, our Board of Directors has reconsidered the structure and has decided, for various business optimization purposes that, instead of merging DAC with Disability Access Corporation, DAC will become a wholly owned subsidiary of Disability Access Corporation.

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

Corporate Offices

Our executive office is located at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  For corporate information email psc3388@yahoo.com.

Changes in Our Corporate Structure

Effective January 6, 2005, we designated 20,000,000 shares of our preferred stock as the Series D Preferred Stock.  The shares of Series D Preferred Stock, as originally designated by the January 6, 2005 filing, were redeemable.  No dividend is payable to the holder of our Series D preferred stock.   Each share of the Series D Preferred Stock was convertible to 200 shares of common stock.  On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series D Preferred Stock is entitled to the number of votes on such matters equal to the number of shares of the Series D Preferred Stock held by such holder multiplied by the number of shares of the common stock into which each such share of the Series D Preferred Stock shall then be convertible.

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

Effective June 13, 2005, we filed a Certificate of Amendment to the Certificate of Designation for our Series D preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified the shares of the Series D Preferred Stock shall not be convertible into shares of Common Stock, Preferred Stock, or any other securities of the Company. The Certificate of Amendment to the Certificate of Designation also amended the voting provisions. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series D Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series D Preferred Stock held by such holders multiplied by 200.

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

Effective November 15, 2005, we designated 5,000,000 share of our preferred stock as the Series F Preferred Stock.  The Series F Preferred Stock has redeemable rights.  Dividends are payable to the holders of our Series F Preferred Stock.  The number of underlying shares of the common stock issuable upon any conversion hereunder shall be calculated by multiplying the number of shares of the Series F Preferred Stock to be converted times $1.00 dividing the product thus obtained by the per share conversion price. The holders of the Series F Preferred Stock shall have no voting rights on any matter submitted to the stock holders of the Company for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.  No shares of our Series F Preferred stock are issued or outstanding.

Effective December 29, 2006, we filed a Certificate of Amendment to the Certificate of Designation for our Series A preferred stock.  The Certificate of Amendment increased the conversion rate from 50 to 75 shares of common stock for each share of Series A preferred stock.  All other preferences remain the same.

Effective December 29, 2006, we filed a Certificate of Amendment to the Certificate of Designation for our Series B preferred stock.  The Certificate of Amendment increased the conversion rate from 10 to 15 shares of common stock for each share of Series B preferred stock.  All other preferences remain the same.

Effective December 29, 2006, we filed a Certificate of Amendment to the Certificate of Designation for our Series C preferred stock.  The Certificate of Amendment increased the conversion rate from 10 to 15 shares of common stock for each share of Series C preferred stock.  All other preferences remain the same.

Employees

During the fiscal year ended December 31, 2006 PTS had 3 employees.  Through our subsidiaries, we have an additional 3 full time employees who serve in administrative positions and 14 full time employees serving in sales and staff positions.  Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

Risk Factors

Need for ongoing financing.

We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will continue to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all.  Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern.  Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.  There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed or, if available, on terms favorable to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

Business concentration.

During the year the ended December 31, 2006, the Company’s subsidiary DAC enjoyed revenues from a broad spectrum of clients with no one client exceeding 13% of the Company’s gross revenue.  The Company continues to grow its client base across different industry types and strives to balance its customer base between the public and private sector.  The Company management continues to concentrate its efforts on client diversification and expansion in order to expand its revenue basis and to replace completed client customer basis reductions.

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

Our officer and directors are required to exercise good faith and high integrity in our management affairs.  Our articles of incorporation provide, however, that our officer and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.  Our articles and bylaws also provide for the indemnification by us of the officer and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

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

We pay no cash dividends.

We have never declared nor paid cash dividends on our capital stock.  We currently intend to retain any earnings for funding growth; however these plans may change depending upon capital raising requirements.

Quantitative and qualitative disclosure about market risk.

We believe that we do not have any material exposure to interest or commodity risks.  Our financial results are quantified in U.S. dollars and our obligations and expenditures with respect to our operations are incurred in U.S. dollars.  Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

Our auditors have issued a going concern opinion, which means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Due to the lack of significant revenue, we need to secure adequate funding.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail.  We do not have commitments for additional financing.  To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2005 and 2006, our common stock was sold and purchased at prices that ranged from a high of $1.10 to a low of $0.002 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

•

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Investors in penny stock should be prepared for the possibility that they may lose their entire investment.

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company owns no real property.  We lease office space at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102, on a month to month basis at a rate of US $457.00 per month.  Management believes that its facilities are adequate for its present business.

The Company’s subsidiary, Disability Access Consultants, also leases office space for the following offices:

Office Location	Lease Expiration	Monthly Rent
Oregon	February 2008	$2,500.00

N. Las Vegas, NV	December 2009	$2,622.00*
Florida	Month to month basis	$400.00
Oroville, California	Month to month basis	$4,338.00
San Diego, California	Month to Month basis	$250.00

*lease amount changes year to year.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

Calendar Year 2005	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	1.10 0.35 0.02 0.006	0.15 0.10 0.02 0.005
Calendar Year 2006	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.0025 0.0022 0.0021 0.0031	0.013 0.0077 0.0043 0.0138

As of March 30, 2007, we had 467,781,824 shares of our common stock outstanding.  Our shares of common stock are held by approximately 282 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2006	-0-	-0-	-0-	-0-
November 2006	-0-	-0-	-0-	-0-
December 2006	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with other sections of this Form 10-KSB including Part 1, “Item 1: Business” and Part II, “Item 7: Financial Statements.”  Various sections of management’s discussion and analysis (“MD&A”) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Our MD&A is provided as a supplement to our audited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

•

Overview. This section provides a general description of the Company's business, as well as recent developments that we believe are important in understanding our results of operations as well as anticipating future trends in our operations.

•

Critical Accounting Policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent assets and liabilities.

•

Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005.  A brief description of certain aspects, transactions and events is provided.

•

Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2006.

Overview

PTS, Inc. (the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue through the sale of our Flexiciser product, which we ceased selling in the fourth quarter of 2004.

On November 23, 2003, we acquired PTS Products International, Inc. (“PTSPI”). PTSPI was controlled by Peter Chin, our sole officer and director. PTSPI was incorporated on October 10, 2003 in the state of Nevada and, under a license agreement, currently holds the non-exclusive United States patent rights to manufacture, sell and distribute, under private label, an apparatus known as the Glove Box ™, pursuant to a license agreement. It also has acquired the exclusive rights in China, Malaysia, Singapore and Thailand and the right of first refusal for other countries to manufacture, sell and distribute, under private label, the Glove Box ™, pursuant to license agreements. The development of this product has not yet reached the point of manufacture. The success of any future Glove Box operations is dependent, in part, upon our ability to raise sufficient capital to complete development and testing of the Glove Box ™.

Effective November 8, 2004 we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. from two parties. In January, 2005 we issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. We also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which we hold marketing licenses. We intend to continue to develop the technology. As a result of this acquisition, we now own the underlying Glove Box technology.

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

The Glove Box ™ is considered to be in the medical equipment category and even though it is still a prototype it requires a permit from the Medical Ministry in China to import. The company is in the process of applying for the permit.  We have had discussions with potential medical facilities in Beijing and Shanghai, China to do a joint venture in manufacturing and marketing.  We anticipate completing a joint venture no later than the end of the fourth quarter of 2007.

On May 26, 2004, we acquired PTS Technologies, Inc. (“PTSTI”). PTSTI was controlled by Peter Chin, our sole officer and director. PTSTI was incorporated on May 21, 2004 in the state of Nevada. PTSTI’s sole asset is an agreement to market certain products for a third party. The purchase price for PTSPI was 800,000 shares of our Series A preferred stock, which were issued in July, 2004.

Effective December 24, 2004, we entered into a stock purchase agreement with Global Links Corp., a Nevada corporation ("Global Links") to buy from Global Links all of the issued and outstanding shares of the capital stock of Global Links Card Services, Inc. (GLCS).

GLCS provided a one source solution for stored value cards. Through third party contractors, GLCS provides the design and production of physical cards, fulfillment of card orders to end users, banking relations, processing, and consulting services for the design and production of marketing material, and the overall design of stored value card programs. GLCS implemented its own Visa ™ Debit card program which became available on June 15, 2005. GLCS customers are marketing oriented entities with the financial capability to launch and execute card distribution programs.

On November 15, 2005, we acquired 100% of the outstanding common stock of Disability Access Consultants, Inc., a California corporation pursuant to a securities exchange agreement. Under the agreement, we issued 1,000,000 shares of our Series E Preferred Stock to the stockholders of Disability Access Consultants, Inc., in exchange for all of the outstanding shares of common stock of Disability Access Consultants, Inc. We also issued a secured promissory note of $50,000 to AXIA Group, Inc., which held an option to acquire Disability Access Consultants, Inc. Upon closing, Barbara Thorpe, was appointed as DAC’s president.

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

In December, 2005, we acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) (formerly Asia Pacific Mining Co.) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations or significant assets. The purchase price was charged to expense in 2005. In 2006 PTSCS issued 5,000,000 shares of its Series A preferred stock to us in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc.  PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS, Inc.’s interest in Global Links Card Services, Inc. was transferred to this new entity. PTS, Inc. currently holds approximately 99% of the outstanding shares of PTS Card Solutions with the balance held by unrelated third parties.  PTS, Inc. has retained controlling interest in PTSCS subsequent to the sale of GLCS described below.

On October 8, 2006, James Brewer, an individual and president of GLCS elected to exercise his option to purchase all of the outstanding shares of common stock and series A preferred stock of GLCS held by us, pursuant to the terms of the option to purchase agreement dated December 24, 2004.  On October 10, 2006, the Company, PTSCS and James Brewer agreed to assign all of the interest in GLCS consisting of 50,000,000 shares of common stock and 5,000,000 shares of series A preferred stock to James Brewer in exchange for a convertible note issued to the Company in the amount of $349,000.  As a result, we no longer own an interest in GLCS. The Company determined that GLCS’ operations no longer fit with our objectives and would require substantial additional cash contributions in order to advance to profitability.

On October 17, 2006 DAC entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power Save") a Delaware corporation. Disability Access Corporation was acquired as a subsidiary of PTS.  The Power Save acquisition was completed during October, 2006.  The purchase price for Power Save was $150,000, which was paid in September.  Since Power Save had no assets or operations at the date of acquisition, the entire purchase price has been charged to expense during the fourth quarter.

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a stock split of Disability Access Corporation such that there are now 1,816,270,800 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 90% of Disability Access Corporation.

Under the terms of the Agreement of Merger, DAC was to be merged with and into Disability Access Corporation, with DAC continuing as the surviving corporation.  Upon further consideration, our Board of Directors has reconsidered the structure and has decided, for various business optimization purposes that, instead of merging DAC with Disability Access Corporation, DAC will become a wholly owned subsidiary of Disability Access Corporation.

Subsequent to the year ended December 31, 2006, DAC entered into a Consulting Agreement with a quick service restaurant group (“Client”).  The Client's name can not be disclosed due to the confidentiality clause in the agreement.  Under the terms of the Consulting Agreement effective January 11, 2007, DAC will provide services to the Client including (i) comprehensive and accurate accessibility compliance survey consulting services for selected restaurant locations (ii) consulting and advising Client as an expert witness (iii) report DAC’s facts, conclusions and findings to Client (iv) inspection services (v) a license to use the DAC Software in accordance with the terms and conditions of the software license agreement(s) which will include database relation services.  In consideration of DAC’s services performed, the Client will pay fees in excess of $5,000,000 (five million dollars).

Subsequent to the year ended December 31, 2006, the Company entered into a Non-Binding Letter of Intent with Dr. Albert A. Gomez, an individual who collectively holds 54.69% of the issued and outstanding common stock and 5,000,000 shares of Series B Preferred stock of Strategic Healthcare Systems, Inc., a publicly traded Pink Sheet company (“SHCS”).  Under the terms of the Letter of Intent, SHCS will transfer 88.33% ownership interest in SHCS to us in exchange for a promissory note in the amount of $3,500,000 which will be secured with 3,500,000 shares of our Series E Preferred Stock.  At the time of closing, SHCS will become a subsidiary of the Company.  The closing date is expected to be on or before May 31, 2007.  A copy of the Letter of Intent was filed as an exhibit to the Company’s Form 8-K filed on February 23, 2007.

Separation Agreement

On June 25, 2002 the Company and its wholly owned subsidiary, Elast Technologies Corporation (a Delaware corporation) (“Elast Delaware”) entered into a Separation and Distribution Agreement through which PTS intended to spin off Elast Delaware by distributing to its stockholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by stockholders of record on June 25, 2002. After the spin off, Elast Delaware was to be a separate company, no longer owned by PTS.  On August 30, 2002, PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. Pursuant to the amended agreement, the distribution date was been delayed by mutual consent of the parties, subject to finalization of debt allocations and mutual Board of Directors approval.

As a result of this agreement, upon consummation PTS was no longer be involved in the development of its previous product. Pursuant to the agreement, the Company’s subsidiary, Elast Delaware, was to assume certain liabilities, the amount of which had yet to be finalized, which were included in the December 31, 2005 consolidated balance sheet in the amount of $300,195. The liabilities of Elast Delaware which were included in accounts payable in the consolidated balance sheet at December 31, 2005 were reversed during 2006 due to the statute of limitations in Nevada of four years.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances.  Future events, however, may differ markedly from our current expectations and assumptions.  While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

DAC generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

GLCS generated revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards was recognized upon delivery and acceptance of the cards by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards were recognized monthly as earned, on a net basis. GLCS revenue is included in loss from discontinued operations.

Due to the uncertainty of collection of the note received in the sale of GLCS, we have deferred the entire gain on the sale of GLCS of $349,000 and have offset the deferral against the note receivable.  The gain will be recognized as cash payments on the note are received.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended).

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period. We did not grant any option awards during 2006 or 2005.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of optins, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products.  No software development costs have been capitalized during 2006.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2006.

During 2005, we assessed the carrying value of the goodwill associated with the operations of GLCS. As a result of the assessment, an impairment expense was recorded in the amount of $154,505, which is included in loss from discontinued operations.

INVESTMENT IN COMMON STOCK

During the three months ended June 30, 2006 we received 41,760 shares of common stock in settlement of $117,864 of notes receivable. These shares were issued by Flexiciser, a privately held company. Due to the lack of liquidity of this investment and the uncertainty of realization of the recorded investment amount, we have recorded an impairment expense of the full amount of the investment at December 31, 2006.

Results of Operations

Twelve Months Ended December 31, 2006 compared to the Twelve Months Ended December 31, 2005.

Revenue

Total revenue was $781,886 for the year ended December 31, 2006 compared to $52,755 during 2005. The increase results from the inclusion of revenue from DAC.  DAC was acquired in late 2005 with its revenue included in the financial statements only for the 45 day period from the date of acquisition. The previously reported 2005 net sales that were generated from the operations of Global Links Card Services, Inc., acquired in December 2004, are now included in discontinued operations.

Although we expect revenues to increase as we continue to expand our business, there can be no assurance that our net revenues will increase.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2006 increased by $646,563 to $1,640,510, for the year ended December 31, 2006 from $993,947 for the year ended December 31, 2005. Of this increase, $468,548 was attributable to the inclusion of the DAC operations for the full 2006 year. Compensation and consulting expense increased by $269,865 in 2006, exclusive of the DAC operations. We also recorded an expense of $150,000 in 2006 related to the Disability Access Corporation f/k/a Power-Save Energy Corp. acquisition and a non-cash charge related to the impairment of an investment in the amount of $117,864. These increases were partially offset by the reversal in 2006 of certain accounts payable and accruals aggregating $379,833 which had been recorded on our balance sheet at December 31, 2005 (these liabilities had initially been recorded prior to 2002, see Separation Agreement above).

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Research and Development

During the year ended December 31, 2006, we have recorded $422,465 of research and development expense related to the development of software products which have not achieved technological feasibility. No software development costs have been capitalized during 2006.

During the year ended December 31, 2005, we expensed $114,739 as purchased research and development expense related to our acquisition of The Glove Box, Inc.

Interest Expense

Interest expense and finance cost for the year ended December 31, 2006 was $220,541 as compared to $81,482 for the year ended December 31, 2005. The increase results from increased debt and from the amortization of the beneficial conversion features resulting from the issuance of convertible debt.

Net Loss

Net loss from continuing operations increased from a loss of $1,134,806 for the year ended December 31, 2005 to a loss of $1,485,140 for the year ended December 31, 2006, an increase of $350,334. The increase results from the increases and decreases described above. During the year ended December 31, 2006, the Company experienced a net loss from continuing operations of $0.01 per share compared to a net loss from continuing operations of $0.05 per share for the year ended December 31, 2005.

Liquidity and Capital Resources

As of December 31 2006, we had a deficiency in working capital of $439,863. Cash used by operations was $1,215,956 during the year ended December 31, 2006. A loss of $1,740,741 was partially offset by non-cash charges of $89,894 of depreciation and amortization, $716,177 in stock based expense, $163,294 in financing expense, and $117,864 of impairment expense, increased by a net change in operating assets and liabilities of $579,039. Net cash used by investing activities totaled $66,413 for the year ended December 31, 2006. Cash provided by financing activities for the year ended December 31, 2006 was $1,306,161. Cash proceeds from stock sold were $727,604.

               In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.

                Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

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

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-18.

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

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are as follows:

Name	Age	Position	Position Held Since
Peter Chin	59	Chief Executive Officer and Chairman of the Board of Directors	2002

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of PTS, Inc. equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of PTS, Inc. Officers, directors, and persons who beneficially own more than ten percent of a registered class of PTS, Inc. equities are required by the regulations of the Commission to furnish PTS, Inc. with copies of all Section 16(a) forms they file. Mr. Chin has not filed his Form 5 to report stock transactions.

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

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the Year Ended December 31, 2005 filed on April 20, 2006.

We will provide to any person without charge, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.

ITEM 10.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 for services rendered in all capacities to PTS, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Chin Chief Executive Officer	2006	228,500	-	-	-	-	-	-	228,500
	2005	180,000	-	-	-	-	-	-	180,000
	2004	120,000	-	-	-	-	-	-	120,000

Employment Agreements

None.

Director Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Peter Chin(1)	-	-	-	-	-	-	-

(1)Our sole director, Peter Chin, does not receive any compensation for his service on the Board of Directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2007 the beneficial ownership of any class of the Company’s outstanding stock; (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.  Unless otherwise indicated, the address for each of these stockholders is c/o PTS, Inc., 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class(1)
Peter Chin Chief Executive Officer and Chairman of the Board of Directors	35,100,450 6,500,000 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	8% 48% 100%
All directors and executive officers (one person)	35,100,450 6,500,000 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	8% 48% 100%
Sandy Chin (2)	20,000 1,000,000	Common Stock Series A Preferred Stock	* 7%
Majestic Safe-T-Products, LTD	2,500,000 7,500,000	Series B Preferred Stock Series C Preferred Stock	100% 100%

AWI, Inc.	4,000,000	Series A Preferred Stock	30%
Asmac Financial, Inc.	2,000,000	Series A Preferred Stock	15%
Barbara Thorpe(3)	1,000,000	Series E Preferred Stock	100%
*Denotes less than 1%

(1)

The above percentages are based on 467,781,824 shares of common stock, 13,500,000 shares of Series A Preferred Stock, 2,500,000 shares of Series B Preferred Stock, 7,500,000 shares of Series C Preferred Stock, 15,000,000 shares of Series D Preferred Stock and 1,000,000 million shares of Series E Preferred Stock outstanding as of March 30, 2007.

(2)

Peter Chin may be considered the beneficial owner of shares owned by his wife, Sandy Chin.

(3)

Barbara Thorpe currently serves as President of Disability Access Consultants, Inc.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 1, 2005, we issued a convertible debenture in the amount of $160,000 to Peter Chin as final payment due for the acquisition of licenses. The debenture bears interest at 8% and matures March 31, 2008. The debenture is convertible into shares of common stock at a 50% discount to market price.

At the date of its acquisition, GLCS had a payable to its officer in the amount of $322,610. The amount due was unsecured, bore interest at 6% per annum and had no formal terms of repayment. This amount increased to $776,175 at September 30, 2006. This liability is included in the sale of GLCS pursuant to the exercise of its officer’s purchase option.

We have net advances payable to Peter Chin, our sole officer and director, of $10,720 at December 31, 2006.

During the quarter ended September 30, 2006, we issued a convertible promissory note to Peter Chin in the amount of $50,000. The note bore interest at the rate of 8% per year and was due to mature on December 31, 2007.  The note was repaid in the fourth quarter.

During the quarter ended September 30, 2006, we issued a demand note to Sandy Chin in the amount of $35,000. The note bore interest at the rate of 8% per year. The note was repaid in the fourth quarter.

We received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. As of December 31, 2006, we have received additional advances from this officer aggregating $23,042, which are non-interest bearing and are due on demand.

ITEM 13.

EXHIBITS.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Filed herewith.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.

Exhibit No.	Identification of Exhibit	Location

10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.
10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
14	Code of Ethics	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
21	Subsidiaries	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-QSBs for fiscal 2006 and 2005 were approximately $35,000 and  $40,000, respectively.

Audit-Related Fees

None.

All Other Fees

Fees paid in connection with subsidiary stand alone audits in fiscal 2006 and 2005 were $9,200 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc. By: /s/ Peter Chin Peter Chin Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Dated: April 2, 2007

PTS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
PTS, Inc.:

We have audited the accompanying consolidated balance sheet of PTS, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTS, Inc. as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and continued net losses. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lynda R. Keeton CPA, LLC
Lynda R. Keeton CPA, LLC
Las Vegas, NV

March 28, 2007

PTS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets
Cash	$ 38,343
Accounts receivable, net of allowance of $14,707	171,312
Other current assets	15,864
Total current assets	225,519

Property and equipment, net of accumulated depreciation of $94,820	204,927

Goodwill	908,712
Deposits	5,060

TOTAL ASSETS	$ 1,344,218

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 151,588
Accrued expenses	131,405
Advances payable	6,522
Advances from related parties	33,762
Notes payable, current portion, net of unamortized
discount of $20,686	165,450
Lease payable, current portion	9,286
Debentures payable, current portion, net of unamortized discount of $8,338	167,369
Total current liabilities	665,382

Note payable, related party	250,000
Lease payable, long term portion	5,110
Debentures payable, long term portion, net of unamortized
discount of $66,668	93,332

Total liabilities	1,013,824

Commitments and contingencies	-
Minority interest	-

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,500,000 shares issued and outstanding	13,500
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,500,000 shares issued and outstanding	2,500
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,

5,000,000 shares issued and outstanding	5,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 378,569,324 shares issued and 375,619,324	375,619
shares outstanding
Additional paid-in capital	17,870,598
Accumulated deficit	(17,945,323)

Total stockholders' equity	330,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,344,218
The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Revenue	$ 781,886	$ 52,755

Operating costs and expenses
General and administrative	1,640,570	993,947
Research and development	422,465	114,739

	2,063,035	1,108,686

Loss from continuing operations before
interest and discontinued operations	(1,281,149)	(1,055,931)

Interest income	776	2,607
Other income	15,774	-
Finance cost	(163,294)	(64,619)
Interest expense	(57,247)	(16,863)

Loss from continuing operations before
discontinued operations	(1,485,140)	(1,134,806)

Loss from discontinued operations	(255,601)	(511,146)

Net loss	(1,740,741)	(1,645,952)

Preferred dividend	-	25,000

Net loss attributable to common shareholders	(1,740,741)	(1,670,952)

Net loss per basic and diluted share
Loss before discontinued operations	$ (0.01)	$ (0.05)
Loss from discontinued operations	$ (0.00)	$ (0.02)
	$ (0.01)	$ (0.07)
Weighted average shares outstanding,
basic and diluted	214,450,809	23,792,187
The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance, January 1, 2005	14,500,000	$ 14,500	764,324	$ 764	$14,100,898	$ (14,533,630)	$ (417,468)

Shares sold for cash	-	-	19,475,000	19,475	415,249	-	434,724

Shares issued for services	5,000,000	5,000	8,080,000	8,080	216,920	-	230,000

Conversion of preferred to common	(700,000)	(700)	35,000,000	35,000	(34,300)	-	-

Preferred shares issued for
Glove box, Inc.	10,000,000	10,000	-	-	90,000	-	100,000

Preferred shares issued for Disability
Access Consultants, Inc.	1,000,000	1,000	-	-	999,000	-	1,000,000

Employee stock compensation	-	-	-	-	76,717	-	76,717

Beneficial conversion feature	-	-	-	-	215,000	-	215,000

Preferred dividend	-	-	-	-	25,000	(25,000)	-

Net loss	-	-	-	-	-	(1,645,952)	(1,645,952)
Balance, December 31, 2005	29,800,000	29,800	63,319,324	63,319	16,104,484	(16,204,582)	(6,979)

Shares sold for cash	-	-	157,900,000	157,900	564,704	-	722,604

Shares issued for services	-	-	136,000,000	136,000	460,350	-	596,350

Conversion of preferred to common	(300,000)	(300)	15,000,000	15,000	(14,700)	-	-

Conversion of debt	-	-	3,400,000	3,400	3,343	-	6,743

Employee stock compensation	-	-	-	-	119,827	-	119,827

Beneficial conversion feature	-	-	-	-	100,842	-	100,842

Adjustment for deconsolidation
of subsidiary	-	-	-	-	531,748	-	531,748

Net loss	-	-	-	-	-	(1,740,741)	(1,740,741)
Balance, December 31, 2006	29,500,000	$ 29,500	375,619,324	$ 375,619	$17,870,598	$ (17,945,323)	$ 330,394
The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(1,740,741)	$(1,645,952)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	89,894	4,926
Bad debts	14,707	-
Write off of purchased research and development	-	114,739
Issuance of shares for services	596,350	230,000
Compensation from stock awards	119,827	76,717
Amortization of beneficial conversion feature (finance costs)	163,294	64,619
Interest expense paid through addition to loan balance	2,268	-
Loss attributable to minority interest	(380)	-
Impairment expense	117,864	154,505
Decrease (increase) in assets:
Accounts receivable	(133,865)	3,029
Due from broker	10,470	-
Other current assets	(14,064)	(10,164)
Deposits	(4,185)	(464)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(432,795)	203,460
Sales deposit	-	(33,050)
Advances payable	(4,600)	4,132

Cash used in operating activities	(1,215,956)	(833,503)

Cash flows from investing activities:
Cash paid for fixed assets	(43,760)	(6,402)
Cash retained by former subsidiary	(25,105)	-
Cash received through acquisition	-	20,498
Net cash received on Flexiciser note receivable	2,452	9,684

Cash (used) provided by investing activities	(66,413)	23,780

Cash flows from financing activities:
Proceeds from sale of common stock to employees	727,604	434,724
Proceeds from sale of subsidiary preferred stock	-	25,000
Payments on notes	(74,960)	-
Proceeds from notes payable - related parties	335,000	-
Payments on related party notes	(85,000)	-
Proceeds from notes payable - other	115,000	126,326
Advances from related parties	288,517	190,642

Cash provided by financing activities	1,306,161	776,692

Net increase (decrease) in cash	23,792	(33,031)
Cash, beginning of period	14,551	47,582
Cash, end of period	$38,343	$14,551

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$9,116	$2

Non-Cash Financial Activity:
Common stock received as payment for a receivable	$117,864	$-
Equipment acquired pursuant to a capital lease	$17,261	$-
Note received upon sale of subsidiary	$349,000	$-
Common stock issued upon partial conversion of debenture	$6,743	$-
Debenture issued as payment for acquisition of licenses	$-	$160,000
Preferred stock issued for acquisitions	$-	$1,100,000
Note issued for acquisition	$-	$50,000
Beneficial conversion feature of debentures	$-	$215,000
Debenture issued for advances payable	$-	$17,500
Beneficial conversion feature of preferred stock, deemed a dividend	$-	$25,000
The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

PTS, Inc. (“our”, “us”, “we”, “PTS” or the “Company”) was incorporated in the state of Nevada on November 5, 1996.

Operations for 2006 and 2005 reflect revenue from Disability Access Consultants, Inc. (“DAC”). On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, we no longer own an interest in GLCS. The results of operations of GLCS have been presented as discontinued operations in these financial statements (see Note 13).

In December 2005, we acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations or significant assets. The purchase price was charged to expense in 2005.

During January, 2006, PTSCS issued 5,000,000 shares of its Series A preferred stock to PTS  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS' interest in GLCS was transferred to this new entity. PTS owns approximately 99% of the outstanding shares of PTSCS with the balance held by unrelated third parties. On October 10, 2006, an officer of GLCS exercised his option to purchase GLCS. As a result, PTS no longer owns an interest in GLCS, but continues to own 99% of PTSCS. The results of operations of GLCS have been presented as discontinued operations in these financial statements (see Note 13).

On October 17, 2006 DAC entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power Save") a Delaware corporation. Disability Access Corporation was acquired as a subsidiary of PTS.  The Power Save acquisition was completed during October, 2006.  The purchase price for Power Save was $150,000, which was paid in September. Since Power Save had no assets or operations at the date of acquisition, the entire purchase price has been charged to expense during the fourth quarter.

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a stock split of Disability Access Corporation such that there are now 1,816,270,800 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 90% of Disability Access Corporation.

Under the terms of the Agreement of Merger, DAC was to be merged with and into Disability Access Corporation, with DAC continuing as the surviving corporation.  Upon further consideration, our Board of Directors has reconsidered the structure and has decided, for various business optimization purposes that, instead of merging DAC with Disability Access Corporation, DAC will become a wholly owned subsidiary of Disability Access Corporation.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have only recently begun generating revenue, have experienced recurring net operating losses, had a net loss of $1,740,741 and a negative cash flow from operations of $1,215,956 for the year ended December 31, 2006, and have a working capital deficiency of $439,863 as of December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PTS and its subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.  We have not experienced any losses in such account. We do not have any cash equivalents at December 31, 2006.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Concentrations

Credit risk:

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. We place our cash with high quality financial institutions and, at times, balances may exceed the FDIC $100,000 insurance limit. We extend credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintains allowances for anticipated losses, if required.

Customers:

During 2006, two customers accounted for a total of 28% of our revenue. No other customer accounted for more than 10% of revenue during 2006.

At December 31, 2006, two customers accounted for a total of 32% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2006.

Fair Value of Financial Instruments

For certain of our financial instruments, including accounts receivable, advances receivable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2006.

During 2005, we assessed the carrying value of the goodwill associated with the operations of GLCS. As a result of the assessment, an impairment expense was recorded in the amount of $154,505, which is included in loss from discontinued operations.

Common Stock Split

On July 13, 2005, we effected a 1 for 500 reverse split of our outstanding common stock. All share and per share amounts have been retroactively restated to reflect the reverse split as of the beginning of the periods presented.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2006 and 2005 since the effect would be anti-dilutive. There were 1,454,035,730 and 1,372,625,000 common stock equivalents outstanding at December 31, 2006 and 2005, respectively.

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

Revenue Recognition

DAC generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, review of policies and procedures of the client.  Depending upon the contract with the client, a percentage of revenue is usually recognized upon the award of the contract or the commencement of services.  Additional revenue is recognized with progress billing as the contracts are completed.

GLCS generated revenue from the sale and fulfillment of orders for plastic stored value cards. Revenue from sale of cards was recognized upon delivery and acceptance of the cards by the customer. Revenue from the monthly fees and transactions fees on the outstanding cards were recognized monthly as earned, on a net basis. GLCS revenue is included in loss from discontinued operations.

Stock Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (as amended).

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period. We did not grant any option awards during 2006 or 2005.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Research and Development Expense

During the year ended December 31, 2006, we have recorded $422,465 of research and development expense related to the development of software products which have not achieved technological feasibility. No software development costs have been capitalized during 2006.

During the year ended December 31, 2005, we expensed $114,739 as purchased research and development expense related to our acquisition of The Glove Box, Inc.

Recent Accounting Pronouncements

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

NOTE 3- LIABILITIES OF SUBSIDIARY HELD FOR DISPOSITION

On June 25, 2002 the Company and its wholly owned subsidiary, Elast Technologies Corporation (a Delaware corporation) (“Elast Delaware”) entered into a Separation and Distribution Agreement through which PTS intended to spin off Elast Delaware by distributing to its stockholders one share of Elast Delaware common stock for every twenty shares of PTS common stock owned by stockholders of record on June 25, 2002. After the spin off, Elast Delaware was to be a separate company, no longer owned by PTS.  On August 30, 2002, PTS and Elast amended the original agreement to clarify the distribution date to occur on or about December 31, 2002. Pursuant to the amended agreement, the distribution date was been delayed by mutual consent of the parties, subject to finalization of debt allocations and mutual Board of Directors approval.

As a result of this agreement, upon consummation PTS was no longer involved in the development of its previous product. Pursuant to the agreement, Elast Delaware, was to assume certain liabilities, the amount of which had yet to be finalized, which were included in the December 31, 2005 consolidated balance sheet in the amount of $300,195. The liabilities of Elast Delaware which were included in accounts payable in the consolidated balance sheet at December 31, 2005 were reversed during 2006 due to the statute of limitations in Nevada of four years.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

At the date of acquisition, GLCS had a payable to the officer of the subsidiary in the amount of $322,610. The amount due was unsecured, bore interest at 6% per annum and had no formal terms of repayment. This amount increased to $776,175 at September 30, 2006. This liability was included in the sale of GLCS pursuant to the exercise of its officer’s purchase option.

We have net advances payable to Peter Chin, our sole officer and director, of $10,720 at December 31, 2006.

During the quarter ended September 30, 2006, we issued a convertible promissory note to Peter Chin in the amount of $50,000. The note bore interest at the rate of 8% per year and was due to mature on December 31, 2007. The note was convertible at a discount to market and, as a result, a beneficial conversion feature in the amount of $47,403 has been recorded as a discount, which has been amortized as interest expense. The note was repaid in the fourth quarter.

During the quarter ended September 30, 2006, we issued a demand note to Sandy Chin in the amount of $35,000. The note bore interest at the rate of 8% per year. The note was repaid in the fourth quarter.

We received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. As of December 31, 2006, we have received additional advances from this officer aggregating $23,042, which are non-interest bearing and are due on demand.

On April 1, 2005, we issued a convertible debenture in the amount of $160,000 to Peter Chin as final payment for certain licenses acquired in 2004.

NOTE 5 – ACQUISITIONS

Disability Access Corporation

Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power Save"), a Delaware corporation, was acquired during October, 2006 as a subsidiary of PTS.  The purchase price was $150,000, which was paid in September. Since Power Save had no assets or operations at the date of acquisition, the entire purchase price has been charged to expense during the fourth quarter.

Disability Access Consultants, Inc.

Effective November 15, 2005, we entered into a stock purchase agreement to acquire all of the issued and outstanding shares of the capital stock of Disability Access Consultants, Inc. The total consideration was 1,000,000 shares of preferred stock Series E, valued at $1,000,000, and a note in the amount of $50,000, paid to a third party which held an option to acquire DAC, for an aggregate purchase price of $1,050,000.

The acquisition has been accounted for as a purchase in accordance with SFAS No. 141. The total purchase price was allocated as follows:

Cash	$ 20,237
Receivables	15,288
Other current assets	1,906
Property and equipment	229,814
Current liabilities	(125,957)
Goodwill	908,712
Total purchase price	$ 1,050,000

Our consolidated financial statements include DAC’s results of operations subsequent to its acquisition on November 15, 2005.

PTS Card Solutions, Inc.

In December, 2005, we acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations for significant assets. The purchase price was charged to expense in 2005.

Glove Box, Inc.

In January, 2005 we issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. We also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which we hold marketing licenses. We intend to continue to develop the technology. The entire purchase price of $114,739 has been written off as purchased research and development.

Pro forma Information

The following unaudited pro forma results of operations for the year ended December 31, 2005 assume that the acquisition of the operating assets of DAC occurred on January 1, 2005. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

Revenue	$449,963
Net loss	(1,831,203)
Net loss per share	(0.08)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

All of our operating leases are either on a month to month basis or expire during 2009.  Future minimum lease payments are as follows: 2007 $61,464, 2008, $37,785 and 2009, $34,176.

Rent expense from continuing operations for the years ended December 31, 2006 and 2005 was $86,753 and $26,334, respectively.

Employment Taxes

The Company, in its fiduciary capacity as an employer, has the primary responsibility for deducting and remitting both the employer and employee portions of payroll related taxes to the appropriate governmental agencies.  In 1999 and 2000, while operating as Elast Technologies, Inc., we paid non-payroll compensation to three officers.  Taxes were not withheld or remitted to the appropriate governmental agencies by the Company. The employer portion of the payroll-related taxes, $79,638, had been recorded as a liability as of December 31, 2005. During the year ended December 31, 2006, we reversed this accrued liability due to the fact that we have received no information that would indicate that the officers did not fulfill their tax obligations.

NOTE 7 - STOCK-BASED COMPENSATION

During March 2005, we adopted the Employee Stock Incentive Plan for the Year 2005. Pursuant to the Plan, we may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 880,100,000 remaining as of December 31, 2006.

In anticipation of issuing shares of stock under this plan, we have authorized our transfer agent to place 2,950,000 shares of stock on deposit with brokers as of December 31, 2006.

NOTE 8 - STOCK TRANSACTIONS

We are authorized to issue a total of 2,000,000,000 shares of stock, 1,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

We have designated 20,000,000 shares of Series A preferred stock, $.001 par value, each share convertible to 75 shares of common stock. Each share of Series A preferred stock has voting rights equal to 75 shares of common stock. The conversion rate was increased from the original conversion rate of 50 shares pursuant to an amendment to the certificate of designation of the Series A preferred stock filed on December 29, 2006.

                            We have designated 20,000,000 shares of Series B preferred stock, $.001 par value, each share convertible to 15 shares of common stock. Each share of Series B preferred stock has no voting rights. The conversion rate was increased from the original conversion rate of 10 shares pursuant to an amendment to the certificate of designation of the Series B preferred stock filed on December 29, 2006.

We have designated 7,500,000 shares of Series C preferred stock, $.001 par value, each share convertible to 15 shares of common stock. Each share of Series C preferred stock has no voting rights. The shares of Series C preferred stock were redeemable but the certificate of designation for the Series C preferred stock was amended in 2005 to remove the redemption provision. The conversion rate was increased from the original conversion rate of 10 shares pursuant to an amendment to the certificate of designation of the Series C preferred stock filed on December 29, 2006.

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

Effective June 13, 2005, we filed a Certificate of Amendment to the Certificate of Designation for our Series D preferred stock.  The Certificate of Amendment to the Certificate of Designation contained a new provision regarding conversion, which specified the shares of the Series D Preferred Stock shall not be convertible into shares of Common Stock, Preferred Stock, or any other securities of the Company. The Certificate of Amendment to the Certificate of Designation also amended the voting provisions. On all matters submitted to a vote of the holders of the Common Stock, including, without limitation, the election of directors, a holder of shares of the Series D Preferred Stock shall be entitled to the number of votes on such matters equal to the number of shares of the Series D Preferred Stock held by such holders multiplied by 200.

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

During the year ended December 31, 2006:

We issued 157,900,000 shares of common stock for cash proceeds of $722,604. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $119,827 has been recorded in the statement of operations.

We issued 136,000,000 shares of common stock, valued at $596,350, for services.

We granted stock awards aggregating 2,950,000 shares of common stock which were outstanding at December 31, 2006. We recorded compensation expense of $2,390 related to these grants, based on 15% of market price.

We issued 3,400,000 shares of common stock upon conversion of $6,743 of principal amount outstanding under a convertible debenture.

We issued 15,000,000 shares of common stock pursuant to the conversion of 300,000 shares of Series A preferred stock.

During 2006, we granted stock awards to employees for an aggregate of 157,900,000 shares of common stock. The awards had a weighted average fair value of $0.005 per share. We have recorded compensation expense of $119,827 related to these awards. We also granted 136,000,000 shares, with a weighted average fair value of $0.004, to consultants and has recorded a compensation cost of $596,350 related to these grants.

During the year ended December 31, 2005:

We effected a 1 for 500 reverse split of our common stock on July 13, 2005. All share and per share amounts have been retroactively restated to reflect this split.

We issued 19,475,000 shares of common stock for cash proceeds of $434,724. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $76,717 has been recorded in the statement of operations.

We issued 8,080,000 shares of common stock, valued at $180,000, for services.

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

Our former subsidiary, GLCS, has issued preferred stock to a third party. The preferred stock was issued for cash proceeds of $25,000.The preferred stock was sold for $.50 a share, is redeemable at $1.00 per share and convertible into shares of common stock of GLCS on the basis of 75% of the average of the three lowest closing prices for the immediately previous 20 trading days. We recorded a beneficial conversion feature of $25,000, and this amount has been charged to retained earnings as a dividend of preferred stock.

During 2005, we granted stock awards to employees for an aggregate of 19,475,000 shares of common stock. The awards had a weighted average fair value of $0.026 per share. We have recorded compensation expense of $76,717 related to these awards. We also granted 8,080,000 shares, with a weighted average fair value of $0.022, to consultants and has recorded a compensation cost of $180,000 related to these grants.

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended September 30, 2006, we issued a convertible promissory note in the amount of $100,000. The note bears interest at the rate of 8% per year and matures on December 31, 2007. Principal of $50,000 was repaid on November 8, 2006. The note is convertible at a discount to market and, as a result, a beneficial conversion feature in the amount of $53,439 has been recorded as a discount, which is being amortized over the term of the note.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (10.25% at December 31, 2006), payable monthly, and repayment, subject to renegotiations on May 5, 2007. The current balance as of December 31, 2006 is $86,136 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at December 31, 2006.

On April 1, 2005, we issued a convertible debenture in the amount of $160,000 to a related party as final payment due for the acquisition of licenses. The debenture bears interest at 8% and matures March 31, 2008. The debenture is convertible into shares of common stock at a 50% discount to market price. As a result, a beneficial conversion feature in the amount of $160,000 has been recorded and is being amortized over the life of the debenture.

On September 7, 2005, we issued a convertible debenture in the amount of $25,000 for cash. The debenture bears interest at 8% and matured September 7, 2006. The maturity date was then extended to September 7, 2007. The debenture is convertible into shares of common stock at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. As a result, a beneficial conversion feature in the amount of $25,000 has been recorded and is being amortized over the life of the debenture. During the fourth quarter of 2006, we issued 3,400,000 shares of common stock upon conversion of $6,743 of principal.

During November, 2005, in connection with the acquisition of DAC, we issued a promissory note in the amount of $50,000. The note bears interest at 8% per year and matures on November 15, 2007.

During December 2005, DAC issued two convertible debentures to an investor for an aggregate of $90,000. The debentures bear interest at 8% per year and mature on December 31, 2007. The debentures are convertible, at the option of the holder, into DAC common stock, at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. The debentures are secured by 900,000 shares of DAC Series B preferred stock.  Since there is no trading market for DAC common stock, we have not recorded a beneficial conversion feature.

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

On August 13, 2004 we issued an 8% convertible debenture in the amount of $50,000. The debenture matured on August 1, 2005 and was extended for a period of 2 years. The holder of the debenture, at its option, may convert any or all of the outstanding principal balance, plus accrued interest, into shares of common stock. The conversion price will be 80% of the average of the lowest three closing bid prices over a twenty day period. As a result, we recorded a beneficial conversion feature of $25,000, which has been amortized over the original life of the debenture.

We have received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009.

Long term debt matures as follows:

Year ended December 31,
2007	$ 361,893
2008	160,000
2009	250,000

NOTE 10 – INVESTMENT IN COMMON STOCK

During the three months ended June 30, 2006 we received 41,760 shares of common stock in settlement of $117,864 of notes receivable. These shares were issued by Flexiciser, a privately held company. Due to the lack of liquidity of this investment and the uncertainty of realization of the recorded investment amount, we have recorded an impairment expense of the full amount of the investment at December 31, 2006.

NOTE 11 - INCOME TAXES

Significant components of the Company's deferred income tax assets at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred income tax asset:
Net operating loss carryforward	$ 1,783,000	$ 1,292,000
Valuation allowance	(1,783,000)	(1,292,000)

Net deferred tax asset	$ -	$ -

The Company, based upon its history of losses during its development stage and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $491,000 and $431,000 during the years ended December 31, 2006 and 2005, respectively.

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2006	2005
Tax expense at the U.S. statutory
income tax rate	(34%)	(34%)
Increase in valuation allowance	34%	34%

Effective income tax rate	-	-

NOTE 12 – PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation at December 31, 2006 consists of the following:

Furniture and fixtures	$ 11,631
Equipment and machinery	192,529
Software	95,587
299,747
Accumulated depreciation	(94,820)
Net book value	$ 204,927

Depreciation expense was $89,894 and $4,926 for the years ended December 31, 2006 and 2005, respectively.

During 2006, we acquired property and equipment in the amount of $17,261, pursuant to a capital lease. The depreciation on this equipment is included in the expense reported above.  Our capital lease obligation matures in 2008.

NOTE 13 – DISCONTINUED OPERATIONS

On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company no longer owns an interest in GLCS. The assets, liabilities and results of operations have been presented as discontinued operations in these financial statements. The sale price is $349,000, which was paid with a convertible promissory note issued by GLCS. The note is payable in cash or GLCS common stock, at the discretion of GLCS. Payments on the note are due as follows: 2007, $48,000; 2008, $60,000; 2009, $72,000; 2010, $84,000; and 2011, $85,000. Due to the uncertainty of collection of the note, we have deferred the entire gain on the sale of GLCS of $349,000 and have offset the deferral against the note receivable.  The gain will be recognized as cash payments on the note are received.

The major classes of the assets and liabilities of GLCS at the date of disposition are as follows:

Cash	$ 25,105
Goodwill	309,010
Other assets	2,819
Accounts payable	62,887
Due to related party	776,175

Revenues from the GLCS operations included in discontinued operations were $2,961 and $77,903, for the years ended December 31, 2006 and 2005, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2006 we:

Authorized for issue 53,900,000 common shares to employees pursuant to our stock plan.

Issued 17,500,000 common shares for consulting and professional services.

Issued 10,000,000 of Series D preferred stock to Peter Chin as compensation.

Issued 17,812,500 common shares upon conversion of preferred stock

Entered into a Non-Binding Letter of Intent with Dr. Albert A. Gomez, an individual who collectively holds 54.69% of the issued and outstanding common stock and 5,000,000 shares of Series B Preferred stock of Strategic Healthcare Systems, Inc., a publicly traded Pink Sheet company (“SHCS”).  Under the terms of the Letter of Intent, SHCS will transfer 88.33% ownership interest in SHCS to us in exchange for a promissory note in the amount of $3,500,000 which will be secured with 3,500,000 shares of our Series E Preferred Stock.  At the time of closing, SHCS will become a subsidiary of the Company.  The closing date is expected to be on or before May 31, 2007.  A copy of the Letter of Intent was filed as an exhibit to the Company’s Form 8-K filed on February 23, 2007.

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

Date: April 2, 2007

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

Date: April 2, 2007

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

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 2, 2007	/s/ Peter Chin Peter Chin Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Peter Chin, Chief Financial Officer of PTS, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 2, 2007	/s/ Peter Chin Peter Chin Chief Financial Officer

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

1.	Elast Technologies Corporation, a Delaware Corporation
2.	Disability Access Consultants, Inc., a California Corporation
3.	Glove Box™, Inc., a Nevada Corporation
4.	PTS Products International, Inc., a Nevada Corporation
5.	PTS Technologies, Inc., a Nevada Corporation