Form 10QSB
period 2007-03-31
PTS INC/NV/
filed 2007-05-15
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(702) 327-7266
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 4, 2007, the issuer had 502,069,324 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC. CONDENSED CONSOLIDATED BALANCE SHEET MARCH 31, 2007 (Unaudited)
ASSETS

Current assets
Cash	$ 129,819
Accounts receivable, net of allowance of $17,560	283,788
Receivable on sale of common stock	4,538
Other current assets	14,514
Total current assets	432,659

Property and equipment, net	206,863

Goodwill	908,712
Deposits	13,736

TOTAL ASSETS	$ 1,561,970

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable – trade	$ 148,095
Accrued expenses	149,872
Advances payable	6,522
Advances from related parties	33,762
Notes payable, current portion, net of unamortized
discount of $15,681	163,851
Lease payable, current portion	6,195
Debentures payable, current portion, net of unamortized discount of $59,533	426,224
Notes payable, related party	60,000
Total current liabilities	994,521

Note payable, related party	250,000
Lease payable, long term portion	6,712
Derivative liability	246,743

Total liabilities	1,497,976

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,312,500 shares issued and outstanding	13,312
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,250,000 shares issued and outstanding	2,250

Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized
15,000,000 shares issued and outstanding	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares authorized, 467,881,824 shares issued and 462,431,824 shares outstanding	462,432
Additional paid-in capital	18,107,402
Accumulated deficit	(18,544,902)

Total stockholders' equity	63,994

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,561,970
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	2007	2006

Sales	$ 292,323	$ 126,598

Operating costs and expenses
General and administrative	600,689	556,103
Research and development	-	74,687

	600,689	630,790

Loss from continuing operations before
interest and discontinued operations	(308,366)	(504,192)

Interest income	51	655
Finance cost	(20,526)	(18,646)
Interest expense	(23,995)	(10,721)
Change in fair value of derivative liability	(246,743)	-

Loss from continuing operations before
discontinued operations	(599,579)	(532,904)

Loss from discontinued operations	-	(89,026)

Net loss	$ (599,579)	$ (621,930)

Net loss per basic and diluted share
Loss before discontinued operations	$ (0.00)	$ (0.01)
Loss from discontinued operations	(0.00)	(0.00)
	$ (0.00)	$ (0.01)

Weighted average shares outstanding,
basic and diluted	416,913,213	109,390,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$ (599,579)	$ (621,930)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	13,807	10,611
Bad debts	2,853	-
Write off of purchased research and development	-	-
Issuance of shares for services	94,850	336,250
Compensation from stock awards	33,171	18,926
Amortization of beneficial conversion feature (finance costs)	20,526	18,646
Interest expense paid through addition to loan balance	-	2,268
Loss attributable to minority interest	-	(59)
Change in fair value of derivative liability	246,743	-
Decrease (increase) in assets:
Accounts receivable	(115,329)	(27,073)
Due from broker	-	10,470
Other current assets	1,350	1,104
Deposits	(8,676)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	14,976	(29,193)
Sales deposit	-	400

Cash used in operating activities	(295,308)	(279,580)

Cash flows from investing activities:
Cash paid for fixed assets	(15,743)	(2,797)
Net cash received on Flexiciser investment	-	2,452

Cash (used) provided by investing activities	(15,743)	(345)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	200,620	107,247
Proceeds from sale of subsidiary preferred stock	-	5,000
Payments on notes and leases	(8,093)	(10,000)
Notes payable - related parties	80,000	-
Payments on related party notes	(20,000)	-
Notes payable - other	150,000	-
Advances from related parties	-	206,667

Cash provided by financing activities	402,527	308,914

Net increase (decrease) in cash	91,476	28,989

Cash, beginning of period	38,343	14,551
Cash, end of period	$ 129,819	$ 43,540

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 5,528	$ 546

Non-Cash Financial Activity:

Receivable for sale of common stock	$ 4,538	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

PTS, Inc. (“our”, “us”, “we”, “PTS” or the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time we commenced planned operations and began generating revenue.

Operations for 2007 and 2006 reflect revenue from Disability Access Consultants, Inc. (“DAC”). On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, we no longer own an interest in GLCS. The results of operations of GLCS have been presented as discontinued operations in these financial statements (see Note 7).

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have only recently begun generating revenue, have experienced recurring net operating losses, had a net loss of $599,579 and a negative cash flow from operations of $295,308 for the three months ended March 31, 2007, and have a working capital deficiency of $424,362 as of March 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2007 and 2006 since the effect would be anti-dilutive. There were 1,554,079,167 and 1,046,174,965 common stock equivalents outstanding at March 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

We have net advances payable to Peter Chin, our sole officer and director, of $10,720 at March 31, 2007.

During the quarter ended March 31, 2007 we received an aggregate of $80,000 pursuant to demand promissory notes issued to Peter Chin. All notes bear interest at 16% per year and incur an initial loan fee of 6% of principal advanced. During the quarter, we repaid principal of $20,000, plus interest of $1,446. At March 31, 2007, the outstanding principal and accrued interest are $60,000 and $5,016, respectively.

We received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. As of March 31, 2007, we have received additional advances from this officer aggregating $23,042, which are non-interest bearing and are due on demand.

NOTE 4 - STOCK-BASED COMPENSATION

During March 2005, we adopted the Employee Stock Incentive Plan for the Year 2005. Pursuant to the Plan, we may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 808,000,000 remaining as of March 31, 2007.

In anticipation of issuing shares of stock under this plan, the company has authorized its transfer agent to place 5,450,000 shares of stock on deposit with brokers as of March 31, 2007.

NOTE 5 - STOCK TRANSACTIONS

During the three months ended March 31, 2007:

We issued 51,500,000 shares of common stock for cash proceeds of $205,158, of which $4,538 was received subsequent to March 31, 2007. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $29,901 has been recorded in the statement of operations.

We issued 17,500,000 shares of common stock, valued at $84,850, for services.

We issued 10,000,000 shares of Series D preferred stock, valued at $10,000, for services.

We granted stock awards aggregating 5,450,000 shares of common stock which were outstanding at March 31, 2007. We recorded compensation expense of $3,270 related to these grants, based on 15% of market price.

We issued 17,812,500 shares of common stock pursuant to the conversion of 187,500 shares of Series A preferred stock and 250,000 shares of Series B preferred stock.

During 2007, we granted stock awards to employees for an aggregate of 51,500,000 shares of common stock. The awards had a weighted average fair value of $0.005 per share. We have recorded compensation expense of $29,901 related to these awards. We also granted 17,500,000 shares, with a weighted average fair value of $0.005, to consultants and have recorded a compensation cost of $84,850 related to these grants.

During the three months ended March 31, 2006:

We issued 17,800,000 shares of common stock for cash proceeds of $107,247. These shares were issued pursuant to the Company’s Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $18,926 has been recorded in the statement of operations.

We issued 75,500,000 shares of common stock, valued at $336,250, for services.

Our subsidiary, PTSCS, sold common stock valued at $5,000 to third parties.

During 2006, we granted stock awards to employees for an aggregate of 17,800,000 shares of common stock. The awards had a weighted average fair value of $0.007 per share. We have recorded compensation expense of $18,926 related to these awards. We also granted 75,500,000 shares, with a weighted average fair value of $0.004, to consultants and have recorded a compensation cost of $336,250 related to these grants.

NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on March 1, 2008. The note is convertible at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the period ended March 31, 2007, the Company reflected an expense of $246,743 representing the initial fair value and subsequent change in the value of the embedded conversion option.

NOTE 7 – DISCONTINUED OPERATIONS

Revenues from the GLCS operations included in discontinued operations were $7,749 for the three months ended March 31, 2006.

NOTE 8 -  LETTER OF INTENT

During the three months ended March 31, 2007, the Company entered into a Non-Binding Letter of Intent with Dr. Albert A. Gomez, an individual, who collectively holds fifty four point six nine percent (54.69%) of the issued and outstanding common stock and five million (5,000,000) shares of Series B Preferred stock of Strategic Healthcare Systems, Inc., a publicly traded Pink Sheet company (“SHCS”).  Under the terms of the Letter of Intent, SHCS will transfer eighty eight point thirty three percent (88.33%) ownership interest in SHCS to the Company in exchange for a promissory note in the amount  three million five hundred thousand dollars ($3,500,000) which will be secured with three million five hundred thousand (3,500,000) shares of Series E Preferred Stock from the Company.  At the time of closing, SHCS will become a subsidiary of the Company. The closing date is expected to be on or before May 31, 2007. A copy of the Letter of Intent was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2007 we:

Authorized for issue 25,200,000 common shares to employees pursuant to our stock plan.

Issued 10,000,000 common shares for consulting and professional services.

Issued 20,625,000 common shares upon conversion of preferred stock.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2006, as it may be amended.

Our MD&A is provided as a supplement to our unaudited financial statements to help provide an understanding of our financial condition, changes in financial condition and results of operations. The MD&A section is organized as follows:

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

•

Results of Operations. This section provides an analysis of our results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  A brief description of certain aspects, transactions and events is provided.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2007.

Overview

PTS, Inc. (“our”, “us”, “we”, “PTS” or the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time the Company commenced planned operations and began generating revenue. We were originally incorporated in the State of Nevada under the name “Med Mark, Inc” on November 5, 1996.  On June 29, 1998, we filed articles of amendment changing our name to “Elast Technologies, Inc.”  Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. (“PTS”), a Nevada corporation, merged with Elast Technologies, Inc.  PTS was the surviving company and changed its name to PTS, Inc.

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

During the three months ended March 31, 2007, DAC entered into a Consulting Agreement with a quick service restaurant group (“Client”).  The Client's name can not be disclosed due to the confidentiality clause in the agreement.  Under the terms of the Consulting Agreement effective January 11, 2007, DAC will provide services to the Client including (i) comprehensive and accurate accessibility compliance survey consulting services for selected restaurant locations (ii) consulting and advising Client as an expert witness (iii) report DAC’s facts, conclusions and findings to Client (iv) inspection services (v) a license to use the DAC Software in accordance with the terms and conditions of the software license agreement(s) which will include database relation services.  In consideration of DAC’s services performed, the Client will pay fees in excess of $5,000,000.

During the three months ended March 31, 2007, the Company entered into a Non-Binding Letter of Intent with Dr. Albert A. Gomez, an individual, who collectively holds fifty four point six nine percent (54.69%) of the issued and outstanding common stock and five million (5,000,000) shares of Series B Preferred stock of Strategic Healthcare Systems, Inc., a publicly traded Pink Sheet company (“SHCS”).  Under the terms of the Letter of Intent, SHCS will transfer eighty eight point thirty three percent (88.33%) ownership interest in SHCS to the Company in exchange for a promissory note in the amount  three million five hundred thousand dollars ($3,500,000) which will be secured with three million five hundred thousand (3,500,000) shares of Series E Preferred Stock from the Company.  At the time of closing, SHCS will become a subsidiary of the Company.  The closing date is expected to be on or before May 31, 2007. A copy of the Letter of Intent was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007.

On October 8, 2006, James Brewer, an individual and president of our former subsidiary, Global Links Card Services, Inc. (“GLCS”) elected to exercise his option to purchase all of the outstanding shares of common stock and series A preferred stock of GLCS held by us, pursuant to the terms of the option to purchase agreement dated December 24, 2004.  On October 10, 2006, the Company, PTSCS and James Brewer agreed to assign all of the interest in GLCS consisting of 50,000,000 shares of common stock and 5,000,000 shares of series A preferred stock to James Brewer in exchange for a convertible note issued to the Company in the amount of $349,000.  As a result, we no longer own an interest in GLCS. The Company determined that GLCS’ operations no longer fit with our objectives and would require substantial additional cash contributions in order to advance to profitability. The 2006 operations of GLCS are presented as discontinued operations in the statement of operations.

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

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products.  No software development costs has been capitalized during 2007.

Intangible and Long-Lived Assets

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets ”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2007 or 2006.

Results of Operations

Three Months Ended March 31, 2007 compared to the Three Months Ended March 31, 2006.

Revenue

Total revenue was $292,323 for the three months ended March 31, 2007 compared to $126,598 during the three months ended March 31, 2006. The increase results primarily from the new consulting agreement entered into by DAC during January 2007. The previously reported 2006 net sales that were generated from the operations of Global Links Card Services, Inc., are now included in discontinued operations.

Although we expect revenues to increase as we continue to expand our business, there can be no assurance that our net revenues will increase.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2007 increased by $44,586 to $600,689 for the three months ended March 31, 2007 from $556,103 for the three months ended March 31, 2006. The primary components of our general and administrative expenses are compensation costs, consulting fees, travel and entertainment and rent.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Research and Development

During the three months ended March 31, 2006, we have recorded $74,687 of research and development expense related to the development of software products which have not achieved technological feasibility. No research and development expense was incurred during 2007. No software development costs have been capitalized during 2007 or 2006.

Interest Expense, Finance Costs and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended March 31, 2007 was $291,213 as compared to $28,712 for the three months ended March 31, 2006. The increase results from increased debt and from the amortization of the beneficial conversion features resulting from the issuance of convertible debt, along with the change in fair value of our derivative liability during the three months ended March 31, 2007.

Net Loss

Net loss from continuing operations increased from a loss of $532,904 for the three months ended March 31, 2006 to a loss of $599,579 for the three months ended March 31, 2007, an increase of $66,675. The increase results from the increases and decreases described above.

Liquidity and Capital Resources

As of March 31, 2007, we had a deficiency in working capital of $424,362. Cash used by operations was $295,308 during the three months ended March 31, 2007. A loss of $599,579 was partially offset by non-cash charges of $16,660 of depreciation and amortization and bad debts, $128,021 in stock based expense, $20,526 in financing expense, and a charge of $246,743 related to the change in fair value of our derivative liability, increased by a net change in operating assets and liabilities of $107,679. Net cash used by investing activities totaled $15,743 for the three months ended March 31, 2007. Cash provided by financing activities for the three months ended March 31, 2007 was $402,527. Cash proceeds from stock sold were $200,620.

               In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.

                Our independent certified public accountants have stated in their report, included in our Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued 10,000,000 shares of Series D preferred stock, valued at $10,000, for services and 17,812,500 shares of common stock pursuant to the conversion of 187,500 shares of Series A preferred stock and 250,000 shares of Series B preferred stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.
10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
14	Code of Ethics	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
21	Subsidiaries	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

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

Date: May 14, 2007	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

Date: May 14, 2007	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Executive Officer May 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Peter Chin Peter Chin Chief Financial Officer May 14, 2007