Form 10QSB
period 2007-06-30
PTS INC/NV/
filed 2007-08-09
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 3, 2007, the issuer had 603,244,636 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current assets
Cash	$ 165,462
Accounts receivable, net of allowance of $34,741	326,911
Other current assets	16,031
Total current assets	508,404

Property and equipment, net	192,269

Goodwill	908,712
Deposits	19,189

TOTAL ASSETS	$ 1,628,574

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 156,546
Accrued expenses	177,884
Advances payable	6,522
Advances from related parties	15,577
Notes payable, current portion, net of unamortized
discount of $14,690	158,952
Lease payable, current portion	6,195
Debentures payable, current portion, net of unamortized
discount of $40,000	445,757
Notes payable, related party	60,000
Total current liabilities	1,027,433

Note payable, related party	250,000
Lease payable, long term portion	4,726
Derivative liability	1,009,096

Total liabilities	2,291,255

Minority interest	60,000

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,505,500 shares issued and outstanding	13,505
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,250,000 shares issued and outstanding	2,250
Preferred stock, Series C, $0.001 par value; 160,000,000 shares authorized,
7,500,000 shares issued and outstanding	7,500

Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value; 1,800,000,000 shares
authorized, 577,244,636 shares issued and outstanding	577,244
Additional paid-in capital	18,278,659
Accumulated deficit	(19,617,839)

Total stockholders' equity	(722,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,628,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006

Sales	$ 462,500	$ 206,423	$ 754,823	$ 333,021

Operating costs and expenses
General and administrative	729,671	308,806	1,330,360	864,906
Research and development	-	132,729	-	207,416

	729,671	441,535	1,330,360	1,072,322

Loss from continuing operations before
interest and discontinued operations	(267,171)	(235,112)	(575,537)	(739,301)

Interest income	19	28	70	683
Finance cost	(20,526)	(29,282)	(41,052)	(47,928)
Interest expense	(22,906)	(9,471)	(46,901)	(20,195)
Change in fair value of derivative liability	(762,353)	-	(1,009,096)	-

Loss from continuing operations before
discontinued operations	(1,072,937)	(273,837)	(1,672,516)	(806,741)

Loss from discontinued operations	-	(76,489)	-	(165,515)

Net loss	$ (1,072,937)	$ (350,326)	$ (1,672,516)	$ (972,256)

Net loss per basic and diluted share
Loss before discontinued operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Loss from discontinued operations	-	(0.00)	-	(0.00)
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding,
basic and diluted	516,031,275	177,252,841	466,746,051	143,509,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$ (1,672,516)	$ (972,256)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	28,401	21,222
Bad debts	20,034	-
Issuance of shares for services	357,450	438,950
Compensation from stock awards	44,152	30,901
Amortization of beneficial conversion feature (finance costs)	41,052	47,928
Interest expense paid through addition to loan balance	-	2,268
Loss attributable to minority interest	-	(212)
Change in fair value of derivative liability	1,009,096	-
Decrease (increase) in assets:
Accounts receivable	(175,633)	(101,821)
Due from broker	-	10,470
Other current assets	(167)	1,104
Deposits	(14,129)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	51,437	(10,673)
Sales deposit		(4,600)
Advances payable	-	-

Cash used in operating activities	(310,823)	(536,719)

Cash flows from investing activities:
Cash paid for fixed assets	(15,743)	(4,107)
Net cash received on Flexiciser investment	-	2,452

Cash (used) provided by investing activities	(15,743)	(1,655)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	277,839	150,829
Proceeds from sale of subsidiary preferred stock	-	5,000
Payments on notes	(15,969)	(15,631)
Notes payable - related parties	80,000	-
Payments on related party notes	(20,000)	-
Notes payable - other	150,000	-
(Repayments to) advances from related parties	(18,185)	421,413

Cash provided by financing activities	453,685	561,611

Net increase (decrease) in cash	127,119	23,237
Cash, beginning of period	38,343	14,551

Cash, end of period	$ 165,462	$ 37,788

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 10,608	$ 3,521

Non-Cash Financial Activity:

Common stock of a privately held entity received
as payment for a receivable	$ -	$ 117,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have only recently begun generating revenue, have experienced recurring net operating losses, had a net loss of $1,672,516 and a negative cash flow from operations of $310,823 for the six months ended June 30, 2007, and have a working capital deficiency of $519,029 as of June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the six and three month periods ended June 30, 2007 and 2006 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six months ended June 30, 2007 and 2006 since the effect would be anti-dilutive. There were 2,159,652,822 and 1,411,848,352 common stock equivalents outstanding at June 30, 2007 and 2006, respectively.

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

During the period ended June 30, 2007 we received an aggregate of $80,000 pursuant to demand promissory notes issued to Peter Chin. All notes bear interest at 16% per year and incur an initial loan fee of 6% of principal advanced. During the period, we repaid principal of $20,000, plus interest of $1,446. At June 30, 2007, the outstanding principal and accrued interest are $60,000 and $7,409, respectively.

We received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. As of June 30, 2007, we have received additional net advances from this officer aggregating $4,857, which are non-interest bearing and are due on demand.

NOTE 4 - STOCK-BASED COMPENSATION

During March 2005, we adopted the Employee Stock Incentive Plan for the Year 2005. Pursuant to the Plan, we may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 843,100,000, shares remaining as of June 30, 2007.

NOTE 5 - STOCK TRANSACTIONS

During the six months ended June 30, 2007:

We issued 94,750,000 shares of common stock for cash proceeds of $277,839. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $42,727 has been recorded in the statement of operations.

We issued 29,500,000 shares of common stock, valued at $122,450, for services.

We issued 10,000,000 shares of Series D preferred stock, valued at $10,000, for services.

We issued 1,000,000 shares of Series A preferred stock, valued at $165,000, for services.

A subsidiary issued 2,000,000 shares of preferred stock, valued at $60,000, for services. The value of these shares has been classified as a minority interest in the financial statements at June 30, 2007.

We granted stock awards aggregating 5,000,000 shares of common stock which were outstanding at June 30, 2007. We recorded compensation expense of $1,425 related to these grants, based on 15% of market price.

We issued 78,375,000 shares of common stock pursuant to the conversion of 995,000 shares of Series A preferred stock and 250,000 shares of Series B preferred stock.

During 2007, we granted stock awards to employees for an aggregate of 94,750,000 shares of common stock. The awards had a weighted average fair value of $0.003 per share. We have recorded compensation expense of $42,727 related to these awards. We also granted 29,500,000 shares, with a weighted average fair value of $0.004, to consultants and have recorded a compensation cost of $122,450 related to these grants.

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

During 2006, we granted stock awards to employees for an aggregate of 42,200,000 shares of common stock. The awards had a weighted average fair value of $0.0007 per share. The Company has recorded compensation expense of $30,903 related to these awards. The Company also granted 105,500,000 shares, with a weighted average fair value of $0.004, to consultants and has recorded a compensation cost of $438,950 related to these grants.

NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on March 1, 2008. The note is convertible at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the six and three month periods ended June 30, 2007, the Company reflected an expense of $1,009,096 and $762,353, respectively, representing the initial fair value and subsequent change in the value of the embedded conversion option.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

As of June 30, 2007, the common stock equivalents of the Company exceeded the total common stock authorized for issuance by approximately 360,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, holds 7,500,000 shares of Series A Preferred Stock that are convertible into 562,500,000 common shares of the Company.  Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares.

NOTE 8 – DISCONTINUED OPERATIONS

Revenues from the GLCS operations included in discontinued operations were $12,677 and $4,928 for the six and three months ended June 30, 2006, respectively.

NOTE 9 -  LETTER OF INTENT

During the three months ended March 31, 2007, the Company entered into a Non-Binding Letter of Intent to acquire 88.33% of Strategic Healthcare Systems, Inc., a publicly traded Pink Sheet company (“SHCS”). The acquisition agreement was cancelled on May 15, 2007 as described in our Current Report on Form 8-K filed on May 17, 2007.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2007, the Company authorized the issuance of 16,500,000 shares of common stock to employees pursuant to the Company’s bonus plan, 5,000,000 shares of common stock for consulting and professional services and 4,500,000 shares of common stock pursuant to the conversion of preferred stock.

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

•

Results of Operations. This section provides an analysis of our results of operations for the three and six month periods ended June 30, 2007 compared to the three and six month periods ended June 30, 2006.  A brief description of certain aspects, transactions and events is provided.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2007.

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

On November 15, 2005, we acquired 100% of the outstanding common stock of Disability Access Consultants, Inc., (“DAC”) a California corporation pursuant to a securities exchange agreement.

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

              During the three months ended March 31, 2007, the Company entered into a Non-Binding Letter of Intent to acquire 88.33% of Strategic Healthcare Systems, Inc., a publicly traded Pink Sheet company (“SHCS”). The acquisition agreement was cancelled on May 15, 2007 as described in our Current Report on Form 8-K filed on May 17, 2007.

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

Effective November 8, 2004 we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. from two parties. In January, 2005 we issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. We also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which we hold marketing licenses. We intend to continue to develop the technology.  As a result of this acquisition, we now own the underlying Glove Box technology. The Glove Box ™ solves a long standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a filing cabinet), user selects from three glove sizes, slips their hands through sealed openings into air-filled gloves, then hits a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box ™ is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box ™, are increasingly the cause of both contamination and communicable health problems. The first prototype was finished during the first quarter of 2004 and the test was successful. On March 10, 2006, Glove Box ™, Inc., was granted U.S. Patent number 6,953,130 for the Glove Box ™ product. We have had discussions with potential medical facilities in Beijing and Shanghai, China to do a joint venture in manufacturing and marketing.  The Company anticipates announcing in a press release, distributed through Business Wire, the completion of a possible joint venture during the fourth quarter of 2007.

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

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products.  No software development costs have been capitalized during 2007.

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

Results of Operations

Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006.

Revenue

Total revenue was $462,500 for the three months ended June 30, 2007 compared to $206,423 during the three months ended June 30, 2006. The increase results primarily from the new consulting agreement entered into by DAC during January 2007. The previously reported 2006 net sales that were generated from the operations of Global Links Card Services, Inc. are now included in discontinued operations.

Although we expect revenues to increase as we continue to expand our business, there can be no assurance that our net revenues will increase.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2007 increased by $420,865 to $729,671 for the three months ended June 30, 2007 from $308,806 for the three months ended June 30, 2006. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Research and Development

During the three months ended June 30, 2006, we recorded $132,729 of research and development expense related to the development of software products which have not achieved technological feasibility. No research and development expense was incurred during 2007. No software development costs have been capitalized during 2007 or 2006.

Interest Expense, Finance Costs and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended June 30, 2007 was $805,766 as compared to $38,725 for the three months ended June 30, 2006. The increase results from increased debt and from the non-cash amortization of the beneficial conversion features resulting from the issuance of convertible debt, along with a charge of $762,353 to reflect the non-cash change in the fair value of our derivative liability during the three months ended June 30, 2007.

Net Loss

Net loss from continuing operations increased from a loss of $273,837 for the three months ended June 30, 2006 to a loss of $1,072,937 for the three months ended June 30, 2007, an increase of $799,100. The increase results from the increases and decreases described above.

Six Months Ended June 30, 2007 compared to the Six Months Ended June 30, 2006.

Revenue

Total revenue was $754,823 for the six months ended June 30, 2007 compared to $333,021 during the six months ended June 30, 2006. The increase results primarily from the new consulting agreement entered into by DAC during January 2007. The previously reported 2006 net sales that were generated from the operations of Global Links Card Services, Inc. are now included in discontinued operations.

Although we expect revenues to increase as we continue to expand our business, there can be no assurance that our net revenues will increase.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2007 increased by $465,454 to $1,330,360 for the six months ended June 30, 2007 from $864,906 for the six months ended June 30, 2006. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Research and Development

During the six months ended June 30, 2006, we recorded $207,416 of research and development expense related to the development of software products which have not achieved technological feasibility. No research and development expense was incurred during 2007. No software development costs have been capitalized during 2007 or 2006.

Interest Expense, Finance Costs and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the six months ended June 30, 2007 was $1,096,979 as compared to $67,440 for the six months ended June 30, 2006. The increase results from increased debt and from the non cash amortization of the beneficial conversion features resulting from the issuance of convertible debt, along with a charge of $1,009,096 to reflect the non cash change in the fair value of our derivative liability during the six months ended June 30, 2007.

Net Loss

Net loss from continuing operations increased from a loss of $806,741 for the six months ended June 30, 2006 to a loss of $1,672,516 for the six months ended June 30, 2007, an increase of $865,775. The increase results from the increases and decreases described above.

Liquidity and Capital Resources

As of June 30, 2007, we had a deficiency in working capital of $519,029. Cash used by operations was $310,823 during the six months ended June 30, 2007. A loss of $1,672,516 was partially offset by non-cash charges of $48,435 of depreciation and amortization and bad debts, $401,602 in stock based expense, $41,052 in financing expense, and a charge of $1,009,096 related to the change in fair value of our derivative liability, increased by a net change in operating assets and liabilities of $138,492. Net cash used by investing activities totaled $15,743 for the six months ended June 30, 2007. Cash provided by financing activities for the six months ended June 30, 2007 was $453,685. Cash proceeds from stock sold were $277,839.

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

Convertible Preferred Stock

As of June 30, 2007, the common stock equivalents of the Company exceeded the total common stock authorized for issuance by approximately 360,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, holds 7,500,000 shares of Series A Preferred Stock that are convertible into 562,500,000 common shares of the Company.  Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, the Company issued 1,000,000 shares of Series A preferred stock, valued at $165,000, for services, 60,562,500 shares of common stock pursuant to the conversion of 807,500 shares of Series A preferred stock and a subsidiary of the Company issued 2,000,000 shares of preferred stock, valued at $60,000, for services. The value of these shares has been classified as a minority interest in the financial statements at June 30, 2007.

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

Dated: August 9, 2007

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

Date: August 9, 2007	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

Date: August 9, 2007	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Executive Officer August 9, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Financial Officer August 9, 2007