Form 10QSB
period 2007-09-30
PTS INC/NV/
filed 2007-11-14
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 13, 2007, the issuer had 713,682,136 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [   ] No  [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC. CONDENSED CONSOLIDATED BALANCE SHEET September 30, 2007 (Unaudited)
ASSETS

Current assets
Cash	$ 54,096
Accounts receivable, net of allowance of $48,481	342,246
Other current assets	3,947
Total current assets	400,289

Property and equipment, net	177,675

Goodwill	908,712
Deposits	19,189

TOTAL ASSETS	$ 1,505,865

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable - trade	$ 127,215
Accrued expenses	243,345
Advances payable	6,522
Advances from related parties	10,720
Notes payable, current portion, net of unamortized
discount of $5,672	160,886
Lease payable, current portion	6,195
Debentures payable, current portion, net of unamortized
discount of $28,492	441,098
Notes payable, related party	60,000
Total current liabilities	1,055,981

Note payable, related party	250,000
Lease payable, long term portion	3,733
Derivative liability	239,064

Total liabilities	1,548,778

Minority interest	86,992

Stockholders' equity
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,197,500 shares issued and outstanding	13,198
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,250,000 shares issued and outstanding	2,250

Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.00001 par value; 2,800,000,000 shares authorized,
652,806,824 shares issued and outstanding	6,528
Additional paid-in capital	18,944,536
Accumulated deficit	(19,119,917)

Total stockholders' equity	(129,905)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,505,865
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Sales	$ 308,510	$ 248,577	$ 1,063,333	$ 581,597

Operating costs and expenses
General and administrative	484,915	312,321	1,815,275	1,177,226
Research and development	-	103,643	-	311,059

	484,915	415,964	1,815,275	1,488,285

Loss from continuing operations before
interest and discontinued operations	(176,405)	(167,387)	(751,942)	(906,688)

Interest income	4,000	20	4,070	703
Income allocated to minority interest	(10,825)	-	(10,825)	-
Finance cost	(20,526)	(24,375)	(61,578)	(72,303)
Interest expense	(27,175)	(16,423)	(74,076)	(36,618)
Change in fair value of derivative liability	728,853	-	(280,243)	-

Income (loss) from continuing operations before
discontinued operations	497,922	(208,165)	(1,174,594)	(1,014,906)

Loss from discontinued operations	-	(83,619)	-	(249,134)

Net income (loss)	497,922	(291,784)	(1,174,594)	(1,264,040)

Net income (loss) per basic share
Loss before discontinued operations	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)
Loss from discontinued operations	-	(0.00)	-	(0.00)
	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)
Net income (loss) per diluted share
Loss before discontinued operations	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)
Loss from discontinued operations	-	(0.00)	-	(0.00)
	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding, basic	613,177,748	230,866,716	516,092,997	172,948,299
Weighted average shares outstanding, diluted	3,898,683,105	230,866,716	516,092,997	172,948,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$ (1,174,594)	$ (1,264,040)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	42,995	59,282
Bad debts	33,774	-
Issuance of shares for services	361,350	484,300
Compensation from stock awards	53,377	61,533
Amortization of beneficial conversion feature (finance costs)	61,578	72,303
Interest expense paid through addition to loan balance	-	2,268
Income (loss) attributable to minority interest	10,825	(380)
Change in fair value of derivative liability	280,243	-
Decrease (increase) in assets:
Accounts receivable	(204,708)	(130,677)
Due from broker	-	10,470
Other current assets	11,917	(420)
Deposits	(14,129)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	87,567	(75,721)
Sales deposit	-	(4,600)

Cash used in operating activities	(449,805)	(785,682)

Cash flows from investing activities:
Cash paid for fixed assets	(15,743)	(13,205)
Cash held by discontinued operations	-	(25,072)
Cash paid for investment	-	(150,000)
Net cash received on Flexiciser investment	-	2,452

Cash used in investing activities	(15,743)	(185,825)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	318,389	291,377
Proceeds from sale of subsidiary preferred stock	-	5,000
Payments on notes	(24,046)	(19,887)
Notes payable - related parties	80,000	335,000
Payments on related party notes	(20,000)	-
Notes payable - other	150,000	115,000
(Repayments to) advances from related parties	(23,042)	298,763

Cash provided by financing activities	481,301	1,025,253

Net increase in cash	15,753	53,746

Cash, beginning of period	38,343	14,551
Cash, end of period	$ 54,096	$ 68,297

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 34,577	$ 3,521

Non-Cash Financial Activity:

Debenture principal converted to subsidiary common stock	$ 16,167	$ -
Derivative liability reclassified to equity upon conversion of debt	41,179	-
Common stock of a privately held entity received
as payment for a receivable	-	117,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have only recently begun generating revenue, have experienced recurring net operating losses, had a net loss of $1,174,594 and a negative cash flow from operations of $449,805 for the nine months ended September 30, 2007, and have a working capital deficiency of $655,692 as of September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the nine and three month periods ended September 30, 2007 and 2006 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

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

Loss Per Share

Basic and diluted loss per common share for all periods during which a net loss was incurred is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the nine months ended September 30, 2007 and 2006 and the three months ended September 30, 2006 since the effect would be anti-dilutive. There were 3,285,505,357 and 1,451,994,037 common stock equivalents outstanding at September 30, 2007 and 2006, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

We have net advances payable to Peter Chin, our sole officer and director, of $10,720 at September 30, 2007.

During the period ended September 30, 2007 we received an aggregate of $80,000 pursuant to demand promissory notes issued to Peter Chin. All notes bear interest at 16% per year and incur an initial loan fee of 6% of principal advanced. During the period, we repaid principal of $20,000, plus interest of $1,446. At September 30, 2007, the outstanding principal and accrued interest are $60,000 and $9,829, respectively.

We received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. During the three months ended September 30, 2007, we paid $20,143 of accrued interest to this officer. As of September 30, 2007 accrued interest on the note payable is $7,982.

As of June 30, 2007, we had received additional net advances from this officer of DAC aggregating $4,857, which were non-interest bearing and due on demand. These additional advances were repaid during the three months ended September 30, 2007.

NOTE 4 - STOCK-BASED COMPENSATION

During March 2005, we adopted the Employee Stock Incentive Plan for the Year 2005. Pursuant to the Plan, we may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 791,600,000, shares remaining as of September 30, 2007.

NOTE 5 - STOCK TRANSACTIONS

During the nine months ended September 30, 2007:

We issued 141,250,000 shares of common stock for cash proceeds of $318,389. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $53,377 has been recorded in the statement of operations.

We issued 34,500,000 shares of common stock, valued at $126,350, for services.

We issued 10,000,000 shares of Series D preferred stock, valued at $10,000, for services.

We issued 1,000,000 shares of Series A preferred stock, valued at $165,000, for services.

A subsidiary issued 2,000,000 shares of preferred stock, valued at $60,000, for services. The value of these shares has been classified as a minority interest in the financial statements at September 30, 2007.

We issued 101,437,500 shares of common stock pursuant to the conversion of 1,302,500 shares of Series A preferred stock and 250,000 shares of Series B preferred stock.

During 2007, we granted stock awards to employees for an aggregate of 141,250,000 shares of common stock. The awards had a weighted average fair value of $0.003 per share. We have recorded compensation expense of $53,377 related to these awards. We also granted 34,500,000 shares, with a weighted average fair value of $0.004, to consultants and have recorded a compensation cost of $126,350 related to these grants.

During the nine months ended September 30, 2006:

We issued 80,600,000 shares of common stock for cash proceeds of $291,377. These shares were issued pursuant to the Company's Bonus Plans. The shares were sold below fair value; an expense for the intrinsic value of $51,419 has been recorded in the statement of operations.

We issued 122,000,000 shares of common stock, valued at $484,300, for services.

We granted stock awards aggregating 23,250,000 shares of common stock which were outstanding at September 30, 2006. We recorded compensation expense of $10,114 related to these grants, based on 15% of market price.

During 2006, we granted stock awards to employees for an aggregate of 103,850,000 shares of common stock. The awards had a weighted average fair value of $0.004 per share. The Company has recorded compensation expense of $61,533 related to these awards. The Company also granted 122,000,000 shares, with a weighted average fair value of $0.004, to consultants and has recorded a compensation cost of $484,300 related to these grants.

NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on March 1, 2008. The note is convertible at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the nine month period ended September 30, 2007, the Company reflected an expense of $280,243, representing the initial fair value and subsequent change in the value of the embedded conversion option. During the three months ended September 30, 2007, we have reflected income of $728,853 representing the change in fair value during that period.

During the three months ended September 30, 2007 the holder of the debenture converted $16,167 of principal into 200,000,000 shares of the subsidiary’s common stock. This amount has been classified as a minority interest in the financial statements at September 30, 2007. As a result of the conversions, we have reclassified an aggregate of $41,179 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability related to the conversions on the dates of the conversions.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

As of September 30, 2007, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 1,138,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, holds 7,500,000 shares of Series A Preferred Stock that are convertible into 562,500,000 common shares of the Company.  Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares.

NOTE 8 – DISCONTINUED OPERATIONS

Revenues from the GLCS operations included in discontinued operations were $2,951 and $(9,726) for the nine and three months ended September 30, 2006, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2007, the Company authorized the issuance of 33,000,000 shares of common stock to employees pursuant to the Company’s bonus plan, 14,000,000 shares of common stock for consulting and professional services and 13,875,000 shares of common stock pursuant to the conversion of preferred stock.

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

•

Results of Operations. This section provides an analysis of our results of operations for the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006.  A brief description of certain aspects, transactions and events is provided.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2007.

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

On January 11, 2007, DAC entered into a Consulting Agreement with a quick service restaurant group (“Client”).  The Client's name can not be disclosed due to the confidentiality clause in the agreement.  Under the terms of the Consulting Agreement, DAC will provide services to the Client including (i) comprehensive and accurate accessibility compliance survey consulting services for selected restaurant locations (ii) consulting and advising Client as an expert witness (iii) report DAC’s facts, conclusions and findings to Client (iv) inspection services (v) a license to use the DAC Software in accordance with the terms and conditions of the software license agreement(s) which will include database relation services.  In consideration of DAC’s services performed, the Client will pay fees in excess of $5,000,000.

During the three months ended September 30, 2007, DAC was awarded several expanded and new municipal contracts. These contracts represent over $500,000 in additional business.

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

Effective November 8, 2004 we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. from two parties. In January, 2005 we issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. We also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which we hold marketing licenses. We intend to continue to develop the technology.  As a result of this acquisition, we now own the underlying Glove Box technology. The Glove Box ™ solves a long standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a filing cabinet), user selects from three glove sizes, slips their hands through sealed openings into air-filled gloves, then hits a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box ™ is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box ™, are increasingly the cause of both contamination and communicable health problems. The first prototype was finished during the first quarter of 2004 and the test was successful. On March 10, 2006, Glove Box ™, Inc., was granted U.S. Patent number 6,953,130 for the Glove Box ™ product. We have had discussions with potential medical facilities in Beijing and Shanghai, China to do a joint venture in manufacturing and marketing.  The Company previously anticipated plans of a possible joint venture during 2007. Due to the Company’s shift in primary business focus to the expansion of Disability Access Consultants, Inc. and the costly due diligence process the possibility of a joint venture has been put on hold.

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

Results of Operations

Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006.

Revenue

Total revenue was $308,510 for the three months ended September 30, 2007 compared to $248,577 during the three months ended September 30, 2006. The increase results primarily from the new consulting agreement entered into by DAC during January 2007.

Although we expect revenues to increase as we continue to expand our business, there can be no assurance that our net revenues will increase.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2007 increased by $172,594 to $484,915 for the three months ended September 30, 2007 from $312,321 for the three months ended September 30, 2006. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Research and Development

During the three months ended September 30, 2006, we recorded $103,643 of research and development expense related to the development of software products which had not achieved technological feasibility. No research and development expense was incurred during 2007. No software development costs have been capitalized during 2007 or 2006.

Interest Expense, Finance Costs and Fair Value of Derivative Liability (Other income/expense)

We reported other income (net of interest expense, finance cost and minority interest) for the three months ended September 30, 2007 of $674,327 as compared to $40,778 of expense for the three months ended September 30, 2006. The income during the 2007 period results from a credit related to the non-cash change in the fair value of our derivative liability of $728,853 during the three month period. Our interest expense and finance costs have increased slightly due to increased debt and the non-cash amortization of the beneficial conversion features resulting from the issuance of convertible debt.

Net Loss

We reported net income from continuing operations of $497,922 during the three months ended September 30, 2007 as compared with a loss of $208,165 for the three months ended September 30, 2006. The increase results from the increases and decreases described above, primarily the credit related to the non-cash change in the fair value of our derivative liability of $728,853.

Nine Months Ended September 30, 2007 compared to the Nine Months Ended September 30, 2006.

Revenue

Total revenue was $1,063,333 for the nine months ended September 30, 2007 compared to $581,597 during the nine months ended September 30, 2006. The increase results primarily from the new consulting agreement entered into by DAC during January 2007.

Although we expect revenues to increase as we continue to expand our business, there can be no assurance that our net revenues will increase.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2007 increased by $638,049 to $1,815,275 for the nine months ended September 30, 2007 from $1,177,226 for the nine months ended September 30, 2006. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Research and Development

During the nine months ended September 30, 2006, we recorded $311,059 of research and development expense related to the development of software products which had not achieved technological feasibility. No research and development expense was incurred during 2007. No software development costs have been capitalized during 2007 or 2006.

 Interest Expense, Finance Costs and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the nine months ended September 30, 2007 was $422,652 as compared to $108,218 for the nine months ended September 30, 2006. The increase results from interest expense attributable to increased debt along with a charge of $280,243 to reflect the non cash change in the fair value of our derivative liability during the nine months ended September 30, 2007.

Net Loss

Net loss from continuing operations increased from a loss of $1,014,906 for the nine months ended September 30, 2006 to a loss of $1,174,594 for the nine months ended September 30, 2007, an increase of $159,688. The increase results from the increases and decreases described above.

Liquidity and Capital Resources

As of September 30, 2007, we had a deficiency in working capital of $655,692. Cash used by operations was $449,805 during the nine months ended September 30, 2007. A loss of $1,174,594 was partially offset by non-cash charges of $76,769 of depreciation and amortization and bad debts, $414,727 in stock based expense, $61,578 in financing expense, and a charge of $280,243 related to the change in fair value of our derivative liability, increased by a net change in operating assets and liabilities of $119,353. Net cash used by investing activities totaled $15,743 for the nine months ended September 30, 2007. Cash provided by financing activities for the nine months ended September 30, 2007 was $481,301. Cash proceeds from stock sold were $318,389.

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

Convertible Preferred Stock

As of September 30, 2007, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 1,138,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin, and his spouse hold 7,500,000 shares of Series A Preferred Stock that are convertible into 562,500,000 common shares of the Company.  Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007, the Company issued 141,250,000 shares of common stock for cash proceeds of $318,389 pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $53,377 has been recorded in the statement of operations. In addition, the Company issued 35,500,000 shares of common stock, valued at $126,350, for services, 10,000,000 shares of Series D preferred stock, valued at $10,000, for services, 1,000,000 shares of Series A preferred stock, valued at $165,000, for services, 101,437,500 shares of common stock pursuant to the conversion of 1,302,500 shares of Series A preferred stock and 250,000 shares of Series B preferred stock and a subsidiary issued 2,000,000 shares of preferred stock, valued at $60,000, for services. The value of these shares has been classified as a minority interest in the financial statements at September 30, 2007.

During 2007, we granted stock awards to employees for an aggregate of 141,250,000 shares of common stock. The awards had a weighted average fair value of $0.003 per share. We have recorded compensation expense of $53,377 related to these awards. We also granted 35,500,000 shares, with a weighted average fair value of $0.004, to consultants and have recorded a compensation cost of $126,350 related to these grants.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.

3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation , dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.
10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2007

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

Date: November 14, 2007	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

Date: November 14, 2007	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Executive Officer November 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Financial Officer November 14, 2007