Form 10KSB
period 2007-12-31
PTS INC/NV/
filed 2008-03-31
CIK 1080924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25485

PTS, INC.
(Name of small business issuer in its charter)
Nevada	88-0380544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Spring Mountain Road, Suite 66 Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 327-7266
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.00001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

State issuer’s net revenues for its most recent fiscal year: $1,452,879.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 2008 was approximately $2,638,784 based upon the closing price of $0.003 reported for such date on The OTC Bulletin Board.

As of March 11, 2008 the registrant had 882,244,636 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☒

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

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California and Florida.

On October 17, 2006 DAC entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power-Save") a Delaware corporation. Disability Access Corporation was acquired as a subsidiary of PTS.  The Power-Save acquisition was completed during October, 2006.  The purchase price for Power-Save of $150,000 was paid in September 2006. Since Power-Save had no assets or operations at the date of acquisition, the entire purchase price has been charged to expense during the fourth quarter.

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a stock split of Disability Access Corporation such that there are now 2,216,270,800 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 76% of Disability Access Corporation.

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

On January 11, 2007, DAC executed a Consulting Agreement with a quick service restaurant group (“Client”).  The Client's name can not be disclosed due to the confidentiality clause in the agreement.  Under the terms of the Consulting Agreement, DAC will provide services to the Client including (i) comprehensive and accurate accessibility compliance survey consulting services for selected restaurant locations (ii) consulting and advising Client as an expert witness (iii) report DAC’s facts, conclusions and findings to Client (iv) inspection services (v) a license to use the DAC Software in accordance with the terms and conditions of the software license agreement(s) which will include database relation services.  In consideration of DAC’s services performed, the Client will pay fees in excess of $5,000,000.

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

We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders.  In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; Sarbanes-Oxley Act of 2002 compliance; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

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

Effective November 8, 2004 we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box ™, Inc. from two parties. In January, 2005 we issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. We also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which we hold marketing licenses. We intend to continue to develop the technology.  As a result of this acquisition, we now own the underlying Glove Box technology. The Glove Box ™ solves a long standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of the gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a filing cabinet), user selects from three glove sizes, slips their hands through sealed openings into air-filled gloves, then hits a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box ™ is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box ™, are increasingly the cause of both contamination and communicable health problems. The first prototype was finished during the first quarter of 2004 and the test was successful. On March 10, 2006, Glove Box ™, Inc., was granted U.S. Patent number 6,953,130 for the Glove Box ™ product. We have had discussions with potential medical facilities in Beijing and Shanghai, China to do a joint venture in manufacturing and marketing.  The Company previously anticipated plans of a possible joint venture during 2007. Due to the Company’s shift in primary business focus to the expansion of Disability Access Consultants, Inc. and the costly due diligence process the possibility of a joint venture has been put on hold.

DAC presently is devoting resources to developing alternative commercial uses for its proprietary technology and product development software. Towards this end, the Board of Director has elected to expand its software customer market base into Asia where certain parties have shown great interest in the Company’s proprietary technology. The Company’s Board feels this will maximize growth opportunities as well as yielding enhanced shareholder value for the long term. DAC has certain long term client contract relations, which provides an excellent baseline of annual revenue and continues to expand its client base among public and private entities. DAC has several contracts in the final stage of negotiations, for the current fiscal year, and will inform shareholders when finalized.  In addition, pending Federal government funding and allocation, DAC is a candidate for a very significant services contract to the Federal Government. Further, the Company continues to receive solicitations from both private and state government sectors to make its proprietary software available for licensed use. Management feels strongly that it will be the same within Asia. The potential licensing of the software has been a key long-term business goal of DAC and the demand has been deemed to be large enough to warrant continued and further development of that business opportunity.

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

Corporate Offices

Our executive office is located at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  For corporate information email psc3388@yahoo.com.

Employees

During the fiscal year ended December 31, 2007 PTS had 3 employees.  Through our subsidiaries, we have an additional three full time employees who serve in administrative positions and 11 full time employees serving in staff positions.  Management intends to hire additional employees only as needed and as funds are available. In such cases compensation to management and employees will be considered with prevailing wages for services rendered.

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

Customers:

During 2007, one customer accounted for 44% of our revenue. During 2006, two customers accounted for a total of 28% of our revenue. No other customer accounted for more than 10% of revenue during 2007 and 2006.

At December 31, 2007, four customers accounted for a total of 85% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2007.

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

Risks Relating to Our Business

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and result of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2007. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 of if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

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

Our auditors have issued a going concern opinion, which means that there is substantial doubt that we can continue as an ongoing business for the next 12 months.  Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations.  See “Management’s Discussion and Analysis or Plan of Operation.”

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2007 and 2006, our common stock was sold and purchased at prices that ranged from a high of $0.01 to a low of $0.001 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company owns no real property.  We lease office space at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102, on a month to month basis at a rate of US $525.00 per month.  Management believes that its facilities are adequate for its present business.

The Company’s subsidiary, Disability Access Consultants, also leases office space for the following offices:

Office Location	Lease Expiration	Monthly Rent
N. Las Vegas, NV (2 Suites)	December 2009	$4,697.31
Florida	Month to month basis	$400.00
Oroville, California	Month to month basis	$1,300.00

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “PTSH”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter of the years ended December 31, 2007 and 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Calendar Year 2006	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.0025 0.0022 0.0021 0.0031	0.013 0.0077 0.0043 0.0138
Calendar Year 2007	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.005 0.003 0.001 0.001	0.005 0.002 0.001 0.001

As of March 11, 2008, we had 882,244,636 shares of our common stock outstanding.  Our shares of common stock are held by approximately 281 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 2007	-0-	-0-	-0-	-0-
November 2007	-0-	-0-	-0-	-0-
December 2007	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

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

•

Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006.  A brief description of certain aspects, transactions and events is provided.

•

Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2007.

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

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2007 comparative period. We did not grant any option awards during 2007 or 2006.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products.  We reported no research and development expense for the year ended December 31, 2007 compared to $422,465 for the year ended December 31, 2006.  No software development costs have been capitalized during 2007 or 2006.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2007.

INVESTMENT IN COMMON STOCK

During the second quarter of 2006 we received 41,760 shares of common stock in settlement of $117,864 of notes receivable. These shares were issued by Flexiciser, a privately held company. Due to the lack of liquidity of this investment and the uncertainty of realization of the recorded investment amount, we have recorded an impairment expense of the full amount of the investment at December 31, 2006.

Results of Operations

Twelve Months Ended December 31, 2007 compared to the Twelve Months Ended December 31, 2006.

Revenue

Total revenue was $1,452,879 for the year ended December 31, 2007 compared to $781,886 during 2006, an increase of $670,993. The increase results primarily from the new consulting agreements entered into by DAC during 2007.

Although we expect revenues to increase as we continue to expand our business, there can be no assurance that our net revenues will increase.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2007 increased by $652,379 to $2,277,785, for the year ended December 31, 2007 from $1,625,406 for the year ended December 31, 2006. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent. The increases result primarily from the growth of DAC’s business.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products.  We reported no research and development expense for the year ended December 31, 2007 compared to $422,465 for the year ended December 31, 2006.  No software development costs have been capitalized during 2007 or 2006.

Interest Expense, Finance Costs and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the year ended December 31, 2007 was $374,574 as compared to $219,155 for the year ended December 31, 2006. The increase results from interest expense attributable to increased debt along with a charge of $253,191 to reflect the non cash change in the fair value of our derivative liability during the year ended December 31, 2007.  In addition, we recorded a gain on extinguishment of debt of $58,921 because of the forgiveness of an outstanding note payable.

Net Loss

Net loss from continuing operations decreased from a loss of $1,485,140 for the year ended December 31, 2006 to a loss of $1,199,480 for the year ended December 31, 2007, a decrease of $285,660. The decrease results from the increases and decreases described above.

Liquidity and Capital Resources

As of December 31 2007, we had a deficiency in working capital of $602,270. Cash used in operations was $243,743 during the year ended December 31, 2007. A loss of $1,199,480 was partially offset by non-cash charges of $57,589 of depreciation and amortization, $492,827 in stock based expense, $81,740 in financing expense, and a charge of $253,191 related to the change in fair value of our derivative liability.  Net cash used in investing activities totaled $22,238 for the year ended December 31, 2007. Cash provided by financing activities for the year ended December 31, 2007 was $370,601. Cash proceeds from stock sold were $336,389.

               In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.

                Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations.  There is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.  If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company does not expect the new standard to have any material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2008. The Company doe not expect the new standard to have any material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains a fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2) Recognized and measurer the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement apples prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the new standard to have any material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS 160”). This Statement amends the original Accounting Review Board (ARB) NO. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

ITEM 7.

FINANCIAL STATEMENTS.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-20.

ITEM 8.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

The management of PTS, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

On October 9, 2007, the Company filed an amendment to the articles of incorporation with the state of Nevada to increase the authorized number of shares of the Company’s common stock from 1,800,000,000 to 2,800,000,000 shares.  In addition, the par value of the common stock was reduced from $.001 to $.00001 per share. A copy of the amendment is filed as exhibit 10.17 to this Form 10-KSB.

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

The business experience of the person listed above is as follows:

PETER CHIN, CHIEF EXECUTIVE OFFICE AND CHAIRMAN OF THE BOARD OF DIRECTORS -  Mr. Chin has served as a director of the Golden Arrow Group of Companies, USA since 1993.  Golden Arrow Group of Companies, USA is in the business of hotel and land management in China.  In 2000 and 1999, Mr. Chin was an independent business consultant.  Mr. Chin has served as our consultant since 2001 and as our sole officer and director since 2002.  Mr. Chin currently serves as Corporate Secretary and a member of the board of directors of International Building Technologies Group, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of PTS, Inc. equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of PTS, Inc. Officers, directors, and persons who beneficially own more than ten percent of a registered class of PTS, Inc. equities are required by the regulations of the Commission to furnish PTS, Inc. with copies of all Section 16(a) forms they file.  Mr. Chin gifted 35,000,449 shares held by him to an individual during the first quarter of 2007. Mr. Chin has yet to file his Form 5 to report stock transactions during the year ended December 31, 2007.

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

ITEM 10.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 for services rendered in all capacities to PTS, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Chin Chief Executive Officer	2007	187,500	-	120,000	-	-	-	-	307,500
	2006	228,500	-	-	-	-	-	-	228,500
	2005	180,000	-	-	-	-	-	-	180,000

(1) Mr. Chin received 8,000,000 shares of Disability Access Corporation’s convertible preferred stock.

Employment Agreements

None.

Director Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Peter Chin(1)	-	-	-	-	-	-	-

(1) Our sole director, Peter Chin, does not receive any compensation for his service on the Board of Directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 11, 2008 the beneficial ownership of any class of the Company’s outstanding stock; (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.  Unless otherwise indicated, the address for each of these stockholders is c/o PTS, Inc., 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class(1)
Peter Chin Chief Executive Officer and Chairman of the Board of Directors	100,001(2) 6,355,600 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	* 52% 100%
All directors and executive officers (one person)	100,001 6,355,600 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	* 52% 100%
Sandy Chin (3)	2,550,043 950,000	Common Stock Series A Preferred Stock	* 8%
Majestic Safe-T-Products, LTD	2,250,000 7,500,000	Series B Preferred Stock Series C Preferred Stock	100% 100%
AWI, Inc.	1,937,500	Series A Preferred Stock	16%
Asmac Financial, Inc.	1,950,000	Series A Preferred Stock	16%
James Lee	877,500	Series A Preferred Stock	7%

Barbara Thorpe(4)	1,000,000	Series E Preferred Stock	100%
*Denotes less than 1%

(1)

The above percentages are based on 882,244,636 shares of common stock, 12,070,600 shares of Series A Preferred Stock, 2,250,000 shares of Series B Preferred Stock, 7,500,000 shares of Series C Preferred Stock, 15,000,000 shares of Series D Preferred Stock and 1,000,000 million shares of Series E Preferred Stock outstanding as of March 12, 2008.

(2)

During the year ended December 31, 2007, Peter Chin gifted 35,000,449 shares held by him to an individual.

(3)

Peter Chin may be considered the beneficial owner of shares owned by his wife, Sandy Chin.

(4)

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Net advances payable to Peter Chin, our sole officer and director, of $10,720 were satisfied during 2007 through the issuance of 355,600 shares of our Series A convertible preferred stock.

During the year ended December 31, 2007 we received an aggregate of $80,000 pursuant to demand promissory notes issued to Peter Chin. All notes bear interest at 16% per year and incur an initial loan fee of 6% of principal advanced. During the year, we repaid principal of $20,000, plus interest of $1,446. At December 31, 2007, the outstanding principal and accrued interest are $60,000 and $12,249, respectively.

We received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. During 2007, we paid $20,262 of principal and $33,389 of accrued interest to this officer. As of December 31, 2007 the principal balance of this note was $229,738 and accrued interest on the note payable is $283.

As of December 31, 2006, we had received additional net advances from this officer of DAC aggregating $23,042, which were non-interest bearing and due on demand. These additional advances were repaid during 2007.

During the quarter ended September 30, 2006, we issued a convertible promissory note to Peter Chin in the amount of $50,000. The note bore interest at the rate of 8% per year and was due to mature on December 31, 2007. The note was convertible at a discount to market and, as a result, a beneficial conversion feature in the amount of $47,403 has been recorded as a discount, which has been amortized as interest expense. The note was repaid in the fourth quarter of 2006.

During the quarter ended September 30, 2006, we issued a demand note to Sandy Chin in the amount of $35,000. The note bore interest at the rate of 8% per year. The note was repaid in the fourth quarter of 2006.

ITEM 13.

EXHIBITS.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
3.17	Certificate of Amendment to Articles of Incorporation, dated October 9, 2007.	Filed herewith.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.

Exhibit No.	Identification of Exhibit	Location

10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.
10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
14	Code of Ethics	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
21	Subsidiaries	Filed herewith.
23.1	Consent of Independent Auditors	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Board of Directors Minutes dated December 16, 2007 approving the amendment to the Company's 2005 Employee Stock Incentive Plan.	Filed herewith.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-QSBs for fiscal 2007 and 2006 were approximately $35,000 and  $35,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees paid in connection with subsidiary stand alone audits in fiscal 2007 and 2006 were $0 and $9,200, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc. By: /s/ Peter Chin Peter Chin Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Dated: March 28, 2008

PTS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PTS Inc:

We have audited the accompanying balance sheets of PTS, Inc as of December 31, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTS, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the two years ended December 31, 2007 and 2006, in conformity with generally accepted accounting principles in the United States.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Las Vegas, NV

March 27, 2008

PTS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS

Current assets
Cash	$ 142,863
Accounts receivable, net of allowance of $32,885	352,678
Other current assets	4,221
Total current assets	499,762

Property and equipment, net	169,676

Goodwill	908,712
Deposits	10,513

TOTAL ASSETS	$ 1,588,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable - trade	$ 159,694
Accrued expenses	314,425
Advances payable	6,522
Notes payable, current portion, net of unamortized
discount of $669	108,939
Lease payable, current portion	6,195
Debentures payable, current portion, net of unamortized
discount of $13,333	446,257
Notes payable, related party	60,000
Total current liabilities	1,102,032

Note payable, related party	229,738
Lease payable, long term portion	2,244
Derivative liability	194,146

Total liabilities	1,528,160

Minority interest	150,608

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
13,243,100 shares issued and outstanding	13,243
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,250,000 shares issued and outstanding	2,250
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
7,500,000 shares issued and outstanding	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,

15,000,000 shares issued and outstanding	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-
Preferred stock, undesignated, $0.001 par value; 122,500,000 shares authorized, no shares issued and outstanding Common stock, $0.00001 par value; 2,800,000,000 shares	-
authorized, 730,057,136 shares issued and outstanding	7,301
Additional paid-in capital	19,008,404
Accumulated deficit	(19,144,803)

Total stockholders' deficit	(90,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,588,663
The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
	2007	2006

Sales	$ 1,452,879	$ 781,886

Operating costs and expenses
General and administrative	2,277,785	1,625,406
Research and development	-	422,465

	2,277,785	2,047,871

Loss from continuing operations before
interest and discontinued operations	(824,906)	(1,265,985)

Interest income	4,070	776
Income allocated to minority interest	(4,441)	-
Finance cost	(81,740)	(163,294)
Interest expense	(98,193)	(56,637)
Gain on extinguishment of debt	58,921	-
Change in fair value of derivative liability	(253,191)	-

Loss from continuing operations before
discontinued operations	(1,199,480)	(1,485,140)

Loss from discontinued operations	-	(255,601)

Net loss	$ (1,199,480)	$ (1,740,741)

Net loss per basic and diluted share
Loss before discontinued operations	$ (0.00)	$ (0.01)
Loss from discontinued operations	$ (0.00)	$ (0.00)
	$ (0.00)	$ (0.01)

Weighted average shares outstanding,
basic and diluted	565,128,914	214,450,809
The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, January 1, 2006	29,800,000	$ 29,800	63,319,324	$ 633	$ 16,167,170	$ (16,204,582)	$ (6,979)

Shares sold for cash	-	-	157,900,000	1,579	721,025	-	722,604

Shares issued for services	-	-	136,000,000	1,360	594,990	-	596,350

Conversion of preferred to common	(300,000)	(300)	15,000,000	150	150	-	-

Conversion of debt	-	-	3,400,000	34	6,709	-	6,743

Employee stock compensation	-	-	-	-	119,827	-	119,827

Beneficial conversion feature	-	-	-	-	100,842	-	100,842

Adjustment for deconsolidation
of subsidiary	-	-	-	-	531,748	-	531,748

Net loss	-	-	-	-	-	(1,740,741)	(1,740,741)

Balance, December 31, 2006	29,500,000	29,500	375,619,324	3,756	18,242,461	(17,945,323)	330,394

Shares sold for cash	-	-	179,250,000	1,793	334,596	-	336,389

Common shares issued for services	-	-	50,500,312	505	137,845	-	138,350

Preferred shares issued for services	11,000,000	11,000	-	-	164,000	-	175,000

Preferred shares issued to repay
related party debt	355,600	355	-	-	10,365	-	10,720

Conversion of preferred to common	(1,862,500)	(1,862)	124,687,500	1,247	615	-	-

Employee stock compensation	-	-	-	-	59,477	-	59,477

Reclassify derivative liability	-	-	-	-	59,045	-	59,045

Net loss	-	-	-	-	-	(1, 199,480)	(1,199,480)

Balance, December 31, 2007	38,993,100	$ 38,993	730,057,136	$ 7,301	$ 19,008,404	$ (19,144,803)	$ (90,105)
The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
	2007	2006

Cash flows from operating activities:
Net loss	$ (1,199,480)	$ (1,740,741)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	57,589	89,894
Bad debts	18,178	14,707
Issuance of shares for services	433,350	596,350
Compensation from stock awards	59,477	119,827
Amortization of beneficial conversion feature (finance costs)	81,740	163,294
Security deposit applied to rent	8,676	-
Interest expense paid through addition to loan balance	-	2,268
Income (loss) attributable to minority interest	4,441	(380)
Gain on extinguishment of debt	58,921	-
Change in fair value of derivative liability	253,191	-
Impairment expense	-	117,864
Decrease (increase) in assets:
Accounts receivable	(199,544)	(133,865)
Due from broker	-	10,470
Other current assets	11,643	(14,064)
Deposits	(14,129)	(4,185)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	182,204	(432,795)
Advances payable	-	(4,600)

Cash used in operating activities	(243,743)	(1,215,956)

Cash flows from investing activities:
Cash paid for fixed assets	(22,338)	(43,760)
Cash retained by former subsidiary	-	(25,105)
Net cash received on Flexiciser investment	-	2,452

Cash used in investing activities	(22,338)	(66,413)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	336,389	727,604
Payments on notes	(132,484)	(74,960)
Notes payable - related parties	80,000	335,000
Payments on related party notes	(40,262)	(85,000)
Notes payable - other	150,000	115,000
(Repayments to) advances from related parties	(23,042)	288,517

Cash provided by financing activities	370,601	1,306,161

Net increase in cash	104,520	23,792
Cash, beginning of period	38,343	14,551
Cash, end of period	$ 142,863	$ 38,343

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 52,715	$ 9,116

Non-Cash Financial Activity:

Debenture principal converted to subsidiary common stock	$ 26,167	$ -
Derivative liability reclassified to equity upon conversion of debt	59,045	-
Related party payable settles through issuance of preferred
stock	10,720	-
Common stock of a privately held entity
received as payment for a receivable	-	117,864
Equipment acquired pursuant to a capital lease	-	17,261
Note received upon sale of subsidiary	-	349,000
Common stock issued upon partial conversion of debenture	-	6,743

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS

PTS, Inc. (“our”, “us”, “we”, “PTS” or the “Company”) was incorporated in the state of Nevada on November 5, 1996.

Operations for 2007 and 2006 reflect revenue from Disability Access Consultants, Inc. (“DAC”). On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, we no longer own an interest in GLCS. The results of operations of GLCS have been presented as discontinued operations in these financial statements (see Note 14).

In December 2005, we acquired substantially all of the outstanding stock of PTS Card Solutions, Inc. (“PTSCS”) for a cash payment of $1,035. PTSCS was an inactive corporation with no operations or significant assets. The purchase price was charged to expense in 2005. During January, 2006, PTSCS issued 5,000,000 shares of its Series A preferred stock to PTS  in exchange for all of the outstanding common and preferred stock of GLCS, with GLCS thereby becoming a wholly owned subsidiary of PTS Card Solutions, Inc. PTSCS is listed as a non-reporting public company on the Pink Sheets quotation service under the symbol PTCD.PK.  All of PTS' interest in GLCS was transferred to this new entity. PTS owns approximately 99% of the outstanding shares of PTSCS with the balance held by unrelated third parties. On October 10, 2006, an officer of GLCS exercised his option to purchase GLCS. As a result, PTS no longer owns an interest in GLCS, but continues to own 99% of PTSCS. The results of operations of GLCS have been presented as discontinued operations in these financial statements (see Note 14).

On October 17, 2006 DAC entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power-Save") a Delaware corporation. Disability Access Corporation was acquired as a subsidiary of PTS.  The Power-Save acquisition was completed during October, 2006.  The purchase price for Power-Save of $150,000 was paid in September 2006. Since Power-Save had no assets or operations at the date of acquisition, the entire purchase price has been charged to expense during the fourth quarter of 2006.

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a stock split of Disability Access Corporation such that there are now 2,216,270,800 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 76% of Disability Access Corporation.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have only recently begun generating revenue, have experienced recurring net operating losses, had a net loss of $1,199,480 and a negative cash flow from operations of $243,743 for the year ended December 31, 2007, and have a working capital deficiency of $602,270 as of December 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits.  We have not experienced any losses in such account. We do not have any cash equivalents at December 31, 2007. At December 31, 2007, deposits exceeded federally insured limits by approximately $40,000.

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

Customers:

During 2007, one customer accounted for 44% of our revenue. During 2006, two customers accounted for a total of 28% of our revenue. No other customer accounted for more than 10% of revenue during 2007 and 2006.

At December 31, 2007, four customers accounted for a total of 85% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2007.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2007 and 2006 since the effect would be anti-dilutive. There were 4,157,002,500 and 1,464,485,730 common stock equivalents outstanding at December 31, 2007 and 2006, respectively (see Note 10).

Income Taxes

We have adopted the provisions of SFAS No. 109 "Accounting for Income Taxes"("SFAS 109") SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes.

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

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date. We did not grant any option awards during 2007 or 2006.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Research and Development Expense

During the year ended December 31, 2006, we have recorded $422,465 of research and development expense related to the development of software products which had not achieved technological feasibility. No software development costs have been capitalized during 2007 or 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. We do not expect the new standard to have any material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF No. 07-3”). EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of fiscal 2008. We do not expect the new standard to have any material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains a fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2) Recognized and measurer the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement apples prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. We do not expect the new standard to have any material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS 160”). This Statement amends the original Accounting Review Board (ARB) NO. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. We do not currently expect the new standard to have any material impact on our financial statements.

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

As a result of this agreement, upon consummation PTS was no longer involved in the development of its previous product. Pursuant to the agreement, Elast Delaware was to assume certain liabilities, the amount of which had yet to be finalized, which were included in the December 31, 2005 consolidated balance sheet in the amount of $300,195. The liabilities of Elast Delaware which were included in accounts payable in the consolidated balance sheet at December 31, 2005 were reversed during 2006 due to the statute of limitations in Nevada of four years.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

Net advances payable to Peter Chin, our sole officer and director, of $10,720 were satisfied during 2007 through the issuance of 355,600 shares of our Series A convertible preferred stock.

During the year ended December 31, 2007 we received an aggregate of $80,000 pursuant to demand promissory notes issued to Peter Chin. All notes bear interest at 16% per year and incur an initial loan fee of 6% of principal advanced. During the year, we repaid principal of $20,000, plus interest of $1,446. At December 31, 2007, the outstanding principal and accrued interest are $60,000 and $12,249, respectively.

We received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. During 2007, we paid $20,262 of principal and $33,389 of accrued interest to this officer. As of December 31, 2007 the principal balance of this note was $229,738 and accrued interest on the note payable is $283.

As of December 31, 2006, we had received additional net advances from this officer of DAC aggregating $23,042, which were non-interest bearing and due on demand. These additional advances were repaid during 2007.

During the quarter ended September 30, 2006, we issued a convertible promissory note to Peter Chin in the amount of $50,000. The note bore interest at the rate of 8% per year and was due to mature on December 31, 2007. The note was convertible at a discount to market and, as a result, a beneficial conversion feature in the amount of $47,403 has been recorded as a discount, which has been amortized as interest expense. The note was repaid in the fourth quarter of 2006.

During the quarter ended September 30, 2006, we issued a demand note to Sandy Chin in the amount of $35,000. The note bore interest at the rate of 8% per year. The note was repaid in the fourth quarter of 2006.

NOTE 5 – ACQUISITIONS

Disability Access Corporation

Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power-Save"), a Delaware corporation, was acquired during October, 2006 as a subsidiary of PTS.  The purchase price of $150,000 was paid in September 2006. Since Power Save had no assets or operations at the date of acquisition, the entire purchase price has been charged to expense during the fourth quarter of 2006.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

All of our operating leases are either on a month to month basis or expire during 2009.  Future minimum lease payments are as follows: 2008, $56,368 and 2009, $56,368.

Rent expense from continuing operations for the years ended December 31, 2007 and 2006 was $131,144 and $86,753, respectively.

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

NOTE 7 - STOCK-BASED COMPENSATION

During March 2005, we adopted the Employee Stock Incentive Plan for the Year 2005. Pursuant to the Plan, we may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 737,600,000, shares remaining as of December 31, 2007.  During the fourth quarter of 2007, the Company noted a typographical error in the Employee Stock Incentive Plan for the Year 2005 that the word consultant was not included. On December 7, 2007 the Company amended the Employee Stock Incentive Plan for the Year 2005 to correct the typographical error that consultants are eligible for stock awards and have been eligible since inception of the plan. A copy of the Board of Directors Minutes approving the amendment is filed as exhibit 99.1 to this Form 10-KSB.

 NOTE 8 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

On October 9, 2007, the Company filed an amendment to the articles of incorporation with the state of Nevada to increase the authorized number of shares of the Company’s common stock from 1,800,000,000 to 2,800,000,000 shares.  In addition, the par value of the common stock was reduced from $.001 to $.00001 per share. A copy of the amendment is filed as exhibit 10.17 to this Form 10-KSB.

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

We have designated 20,000,000 shares of our preferred stock as Series D preferred stock.  Each share of the Series D preferred stock is not convertible to common stock.

We have designated 5,000,000 shares our preferred stock as Series E Preferred Stock. Each share of the Series E Preferred Stock is convertible into one dollar ($1.00) worth of common stock.

We have designated 5,000,000 shares of our preferred stock as Series F Preferred Stock.  The Series F Preferred Stock has redeemable rights.

During the year ended December 31, 2007:

We issued 179,250,000 shares of common stock for cash proceeds of $336,389. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $59,477 has been recorded in the statement of operations.

We issued 50,500,312 shares of common stock, valued at $138,350, for services.

We issued 10,000,000 shares of Series D preferred stock, valued at $10,000, for services.

We issued 1,000,000 shares of Series A preferred stock, valued at $165,000, for services.

We issued 355,600 shares of Series A preferred stock as repayment of related party of $10,720.

A subsidiary issued 8,000,000 shares of preferred stock, valued at $120,000, for services. The value of these shares has been classified as a minority interest in the financial statements at December 31, 2007.

We issued 124,687,500 shares of common stock pursuant to the conversion of 1,612,500 shares of Series A preferred stock and 250,000 shares of Series B preferred stock.

During 2007, we granted stock awards to employees and consultants for an aggregate of 179,250,000 shares of common stock. The awards had a weighted average fair value of $0.002 per share. We have recorded compensation expense of $59,477 related to these awards. We also granted 50,500,312 shares, with a weighted average fair value of $0.003, to consultants and have recorded a compensation cost of $138,350 related to these grants. On December 7, 2007 the Company amended the Employee Stock Incentive Plan to incorporate that consultants will also be eligible for stock awards.

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

We issued 15,000,000 shares of common stock pursuant to the conversion of 200,000 shares of Series A preferred stock.

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

NOTE 9 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on March 1, 2008. The note is convertible at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option will be marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the year ended December 31, 2007, the Company recorded an expense of $253,191, representing the initial fair value and subsequent change in the value of the embedded conversion option.

During 2007 the holder of the debenture converted $26,167 of principal into 400,000,000 shares of the subsidiary’s common stock. This amount has been classified as a minority interest in the financial statements at December 31, 2007. As a result of the conversions, we have reclassified an aggregate of $59,045 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability related to the conversions on the dates of the conversions.

During the first quarter of 2007 we received an aggregate of $80,000 pursuant to demand promissory notes issued to Peter Chin. All notes bear interest at 16% per year and incur an initial loan fee of 6% of principal advanced. During the year, we repaid principal of $20,000. At December 31, 2007, the outstanding principal balance is $60,000. On January 1, 2008, the notes and accrued interest were combined into a single convertible note in the amount of $72,253. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

During the quarter ended September 30, 2006, we issued a convertible promissory note in the amount of $100,000. The note bears interest at the rate of 8% per year and matured on December 31, 2007. Principal of $50,000 was repaid on November 8, 2006. The note was convertible at a discount to market and, as a result, a beneficial conversion feature in the amount of $53,439 has been recorded as a discount, which is being amortized over the term of the note. On January 1, 2008, the note and accrued interest were combined into a singe convertible note in the amount of $54,591. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (10.25% at December 31, 2007), payable monthly, and repayment, subject to renegotiations on May 5, 2007. The current balance as of December 31, 2007 is $59,608 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at December 31, 2007.

On April 1, 2005, we issued a convertible debenture in the amount of $160,000 to a related party as final payment due for the acquisition of licenses. The debenture bears interest at 8% and matures March 31, 2008. The debenture is convertible into shares of common stock at a 50% discount to market price. As a result, a beneficial conversion feature in the amount of $160,000 has been recorded and is being amortized over the life of the debenture. On January 1, 2008, the debenture and accrued interest were combined into a singe convertible debenture in the amount of $195,200. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

On September 7, 2005, we issued a convertible debenture in the amount of $25,000 for cash. The debenture bears interest at 8% and matured September 7, 2006. The maturity date was then extended to September 7, 2007. The debenture is convertible into shares of common stock at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. As a result, a beneficial conversion feature in the amount of $25,000 has been recorded and has been amortized over the life of the debenture. During the fourth quarter of 2006, we issued 3,400,000 shares of common stock upon conversion of $6,743 of principal. On January 1, 2008, the note and accrued interest were combined into a singe convertible note in the amount of $23,133. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

During November, 2005, in connection with the acquisition of DAC, we issued a promissory note in the amount of $50,000. The note bears interest at 8% per year and matured on November 15, 2007. As of December 31, 2006, the principal of $50,000 plus interest was outstanding. As of December 31, 2007, the debt was forgiven by the note holder.  The company recorded $58,921 as a gain on extinguishment of debt.

During December 2005, DAC issued two convertible debentures to an investor for an aggregate of $90,000. The debentures bear interest at 8% per year and matured on December 31, 2007. The debentures are convertible, at the option of the holder, into DAC common stock, at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. The debentures are secured by 900,000 shares of DAC Series B preferred stock.  Since there is no trading market for DAC common stock, we have not recorded a beneficial conversion feature. On January 1, 2008, the debentures and accrued interest were combined into a new convertible debentures in the aggregate amount of $104,821. The debentures bear interest at 8%, are due on December 31, 2008 and are convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

In December 2005, GBI issued a convertible debenture in the amount of $17,500 as repayments of advances received. The debenture bears interest at 8% per year and matured on December 31, 2007. The debenture is convertible, at the option of the holder, into PTS common stock, at a 30% discount to the average of the lowest three closing bid prices over a twenty day period. As a result, a beneficial conversion feature in the amount of $17,500 has been recorded and has been amortized over the life of the debenture. On January 1, 2008, the debenture and accrued interest were combined into a singe convertible debenture in the amount of $20,361. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 70% discount to the current market price of our stock at the date of conversion.

On August 13, 2004 we issued an 8% convertible debenture in the amount of $50,000. The debenture matured on August 1, 2005 and was extended for a period of 2 years. The holder of the debenture, at its option, may convert any or all of the outstanding principal balance, plus accrued interest, into shares of common stock. The conversion price will be 80% of the average of the lowest three closing bid prices over a twenty day period. As a result, we recorded a beneficial conversion feature of $25,000, which has been amortized over the original life of the debenture. On January 1, 2008, the debenture and accrued interest were combined into a singe convertible debenture in the amount of $63,022. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 70% discount to the current market price of our stock at the date of conversion.

We have received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. At December 31, 2007 the principal balance of this note is $229,738.

Long term debt matures as follows:

Year ended December 31,
2008	$801,698
2009	229,738
$1,031,436

NOTE 10 – CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of December 31, 2007, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 1,349,502,500 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 8,393,100 shares of Series A Preferred Stock that are convertible into 629,482,500 common shares of the Company.  Peter Chin also holds a debenture convertible into 640,000,000 shares of common stock at December 31, 2007. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares or the debenture.

NOTE 11 – INVESTMENT IN COMMON STOCK

During the second quarter of 2006 we received 41,760 shares of common stock in settlement of $117,864 of notes receivable. These shares were issued by Flexiciser, a privately held company. Due to the lack of liquidity of this investment and the uncertainty of realization of the recorded investment amount, we have recorded an impairment expense of the full amount of the investment at December 31, 2006.

NOTE 12 - INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely- than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As of December 31, 2007 we have fully allowed for any deferred tax assets as management has detemined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $255,000 and $491,000 during the years ended December 31, 2007 and 2006, respectively.

Significant components of the Company's deferred income tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred income tax asset:
Net operating loss carryforward	$2,038,000	$1,783,000
Valuation allowance	(2,038,000)	(1,783,000)

Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2007	2006
Tax expense at the U.S. statutory
income tax rate	(34%)	(34%)
Increase in valuation allowance	34%	34%

Effective income tax rate	-	-

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company has not filed income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its US federal returns. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 13 – PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation at December 31, 2007 consists of the following:

Furniture and fixtures	$11,631
Equipment and machinery	214,867
Software	95,587
322,085
Accumulated depreciation	(152,409)
Net book value	$169,676

Depreciation expense was $57,589 and $89,894 for the years ended December 31, 2007 and 2006, respectively.

During 2006, we acquired property and equipment in the amount of $17,261, pursuant to a capital lease. The depreciation on this equipment is included in the expense reported above.  Our capital lease obligation matures in 2009.

NOTE 14 – DISCONTINUED OPERATIONS

On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company no longer owns an interest in GLCS. The assets, liabilities and results of operations have been presented as discontinued operations in these financial statements. The sale price is $349,000, which was paid with a convertible promissory note issued by GLCS. The note is payable in cash or GLCS common stock, at the discretion of GLCS. Payments on the note are due as follows: 2007, $48,000; 2008, $60,000; 2009, $72,000; 2010, $84,000; and 2011, $85,000. Due to the uncertainty of collection of the note, we have deferred the entire gain on the sale of GLCS of $349,000 and have offset the deferral against the note receivable.  The gain will be recognized as cash payments on the note are received.  As of December 31, 2007 we have received no payments toward the note.

The major classes of the assets and liabilities of GLCS at the date of disposition are as follows:

Cash	$ 25,105
Goodwill	$ 309,010
Other assets	$ 2,819
Accounts payable	$ 62,887
Due to related party	$ 776,175

Revenues from the GLCS operations included in discontinued operations were $2,961 for the year ended December 31, 2006.

NOTE 15  –  SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2007, the Company authorized the issuance of 20,000,000 shares of common stock to employees pursuant to the Company’s bonus plan, 15,000,000 shares of common stock for consulting and professional services, 87,937,500 shares of common stock pursuant to the conversion of preferred stock and 30,000,000 shares in conversion of approximately $10,733 in convertible debentures.

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

Date: March 28, 2008

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

Date: March 28, 2008

/S/ Peter Chin

Peter Chin

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Peter Chin, Chief Executive Officer of PTS, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 28, 2008	/s/ Peter Chin Peter Chin Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Peter Chin, Chief Financial Officer of PTS, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 28, 2008	/s/ Peter Chin Peter Chin Chief Financial Officer