Form 10-Q
period 2008-03-31
PTS INC/NV/
filed 2008-05-15
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(702) 327-7266
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2008, the issuer had 925,002,566 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash	$ 121,614	$ 142,863
Accounts receivable, net of allowance of $3,748 and $32,885	280,895	352,678
Other current assets	9,452	4,221
Total current assets	411,961	499,762

Property and equipment, net of accumulated
depreciation of $167,368 and $152,409	216,630	169,676

Goodwill	908,712	908,712
Deposits	10,513	10,513

TOTAL ASSETS	$ 1,547,816	$ 1,588,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable - trade	$ 171,313	$ 159,694
Accrued expenses	279,124	314,425
Advances payable	25,968	6,522
Convertible notes payable, current portion, net of unamortized
discount of $3,363 and $14,002	426,786	495,587
Convertible notes payable - related party	339,837	60,000
Notes payable	53,609	59,609
Lease payable, current portion	6,195	6,195
Total current liabilities	1,302,832	1,102,032

Note payable, related party	205,200	229,738
Lease payable, long term portion	755	2,244
Derivative liability	252,968	194,146

Total liabilities	1,761,755	1,528,160

Minority interest	173,364	150,608

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 12,070,600 and 13,243,100 shares issued and outstanding	12,071	13,243
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, 2,250,000 shares issued and outstanding	2,250	2,250

Preferred stock, Series C, $0.001 par value; 160,000,000 shares authorized 7,500,000 shares issued and outstanding	7,500	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 2,800,000,000 shares
authorized, 903,244,636 and 730,057,136 shares issued and outstanding	9,032	7,301
Additional paid-in capital	19,181,946	19,008,404
Accumulated deficit	(19,616,102)	(19,144,803)

Total stockholders' deficit	(387,303)	(90,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,547,816	$ 1,588,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	March 31, 2008	March 31, 2007

Sales	$ 280,725	$ 292,323

General and administrative expense	426,332	600,689

Total expense	426,332	600,689

Loss from continuing operations before
interest and other expense	(145,607)	(308,366)

Interest income	180	51
Income allocated to minority interest	(11,685)	-
Finance cost	(14,068)	(20,526)
Interest expense	(22,983)	(23,995)
Loss on extinguishment of debt	(140,575)	-
Change in fair value of derivative liability	(136,561)	(246,743)

Net loss	$ (471,299)	$ (599,579)

Net loss per basic and diluted share	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	815,368,263	416,913,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	March 31, 2008	March 31, 2007

Cash flows from operating activities:
Net loss	$ (471,299)	$ (599,579)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	14,959	13,807
Bad debts	(29,137)	2,853
Issuance of shares for services	56,200	94,850
Compensation from stock awards	3,000	33,171
Amortization of beneficial conversion feature (finance costs)	14,068	20,526
Loss on extinguishment of debt	140,575	-
Income attributable to minority interest	11,685	-
Change in fair value of derivative liability	136,561	246,743
Decrease (increase) in assets:
Accounts receivable	100,920	(115,329)
Other current assets	(5,231)	1,350
Deposits	-	(8,676)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	63,944	14,976
Advances payable	(554)	-

Cash provided by (used in) operating activities	35,691	(295,308)

Cash flows from investing activities:
Cash paid for fixed assets	(61,913)	(15,743)

Cash used in investing activities	(61,913)	(15,743)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	9,000	200,620
Payments on notes and leases	(7,489)	(8,093)
Notes payable - related parties	-	80,000
Payments on related party notes	(24,538)	(20,000)
Proceeds from notes payable	8,000	150,000
Advances payable	20,000	-

Cash provided by financing activities	4,973	402,527

Net (decrease) increase in cash	(21,249)	91,476
Cash, beginning of period	142,863	38,343
Cash, end of period	$ 121,614	$ 129,819

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 6,004	$ 5,528
Cash paid for taxes	$ -	$ -

Non-Cash Financial Activity:

Debenture principal converted to common stock	$ 24,733	$ -
Debenture principal converted to subsidiary common stock	11,071	-
Derivative liability reclassified to equity upon conversion of debt	77,739	-
Increase in carrying value of notes payable upon extinguishment
of debt	140,575	-
Accrued interest expense added to principal amount of debt	87,624	-
Equity based discount on debt	3,429	-
Receivable for sale of common stock	-	4,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007

(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PTS, Inc. (“our”, “us”, “we”, “PTS” or the “Company”) was incorporated in the state of Nevada on November 5, 1996. Our subsidiaries include Disability Access Consultants, Inc. (“DAC”), Disability Access Corporation (“DBYC”), PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., and PTS Technologies, Inc.

On November 15, 2005, we acquired 100% of the outstanding common stock of DAC a California corporation pursuant to a securities exchange agreement.

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to state and local governmental entities and to commercial businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California and Florida.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $471,299 for the three months ended March 31, 2008, and have a working capital deficiency of $890,871 as of March 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

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

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such account. We do not have any cash equivalents at March 31, 2008 or December 31, 2007. At March 31, 2008, deposits exceeded federally insured limits by approximately $13,000.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month periods ended March 31, 2008 and 2007 since the effect would be anti-dilutive. There were 2,130,576,049 and 1,554,079,167 common stock equivalents outstanding at March 31, 2008 and 2007, respectively (see Note 6).

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

Software Development Costs

During the three months ended March 31, 2008, we have capitalized recorded $33,361 of costs related to the development of software products which have achieved technological feasibility.

 Fair Value Accounting

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of March 31, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$252,968	$-	$-	$252,968

The Company’s conversion option liability is valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabiloities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do  involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the three months ended March 31, 2008.

Balance at beginning of period	$194,146
Change in fair value of conversion option	136,561
Reclassification to equity upon conversion	(77,739)

Balance at end of period	$252,968

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2007.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain items in the 2007 financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on results of operations or cash flow.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 .  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

On January 1, 2008, notes and related accrued interest payable to Peter Chin, our sole officer and director, were combined into a single convertible note in the amount of $72,253. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2008, a debenture and related accrued interest payable to Peter Chin were combined into a singe convertible debenture in the amount of $195,200. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

During 2008, we paid $24,538 of principal and $3,548 of accrued interest to an officer of DAC. As of March 31, 2008 the principal balance of this note was $205,200 and accrued interest on the note payable is $1,444.

NOTE 4 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

During the three months ended March 31, 2008:

We issued 20,000,000 shares of common stock for cash proceeds of $9,000. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $3,000 has been recorded in the statement of operations.

We issued 26,000,000 shares of common stock, valued at $56,200, for services.

We issued 40,000,000 shares of common stock upon conversion of $24,733 of debt.

We issued 87,937,500 shares of common stock pursuant to the conversion of 1,172,500 shares of Series A preferred stock.

During 2008 we granted stock awards to employees for an aggregate of 20,000,000 shares of common stock. The awards had a weighted average fair value of $0.0006 per share. We have recorded compensation expense of $3,000 related to these awards. We also granted 26,000,000 shares, with a weighted average fair value of $0.002, to consultants and have recorded a compensation cost of $56,200 related to these grants.

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

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on June 30, 2009. The note is convertible into DBYC common stock at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three months ended March 31, 2008 and 2007, the Company recorded an expense of $136,561 and $246,743, respectively, representing the change in the value of the embedded conversion option.

During the three months ended March 31, 2008 the holder of the debenture converted $11,071 of principal into 221,405,400 shares of the subsidiary’s common stock. This amount has been classified as a minority interest in the financial statements at March 31, 2008. As a result of the conversions, we have reclassified an aggregate of $77,739 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability related to the conversions on the dates of the conversions.

On January 1, 2008, notes and related accrued interest payable to Peter Chin were combined into a single convertible note in the amount of $72,253. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recorded a loss on extinguishment of debt in the amount of $75,084, which represents the fair value on the conversion feature on January 1, 2008. This amount has been added to the carrying value of the debt.

On January 1, 2008, a note and related accrued interest were combined into a singe convertible note in the amount of $54,591. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2008, a debenture and related accrued interest payable to Peter Chin were combined into a singe convertible debenture in the amount of $195,200. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

On January 1, 2008, a note and related accrued interest were combined into a singe convertible note in the amount of $23,133. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2008, debentures and related accrued interest issued by DAC were combined into new convertible debentures in the aggregate amount of $104,821. The debentures bear interest at 8%, are due on December 31, 2008 and are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the three months ended March 31, 2008 $14,000 of principal was converted into 10,000,000 shares of our common stock.

On January 1, 2008, the debenture and related accrued interest issued by a subsidiary, Glove Box, Inc., were combined into a singe convertible debenture in the amount of $20,361. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the three months ended March 31, 2008 $10,733 of principal was converted into 30,000,000 shares of our common stock.

On January 1, 2008, a debenture and related accrued interest were combined into a singe convertible debenture in the amount of $63,022. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. Prior to January 1, 2008, the conversion rate was 80%. We have recorded a loss on extinguishment of debt in the amount of $65,491, which represents the fair value on the conversion feature on January 1, 2008. This amount has been added to the carrying value of the debt.

We have received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. At March 31, 2008 the principal balance of this note is $205,200.

NOTE 6 -  CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of March 31, 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 233,820,685 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 7,405,600 shares of Series A Preferred Stock that are convertible into 555,420,000 common shares of the Company.  Peter Chin also holds debt convertible into 291,035,178 shares of common stock at March 31, 2008. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares or the debenture.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2008, the Company authorized the issuance of 2,000,000 shares of common stock for consulting and professional services, 11,250,000 shares of common stock pursuant to the conversion of preferred stock and 8,507,930 shares in conversion of approximately $9,925 in convertible debentures.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2007, as it may be amended.

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

•

Results of Operations. This section provides an analysis of our results of operations for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007.  A brief description of certain aspects, transactions and events is provided.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the three months ended March 31, 2008.

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

On October 17, 2006 DAC entered into an Agreement and Plan of Merger (the “Agreement of Merger”) with Disability Access Corporation f/k/a Power-Save Energy Corp. ("Power-Save") a Delaware corporation. Disability Access Corporation was acquired as a subsidiary of PTS.  The Power-Save acquisition was completed during October, 2006.  The purchase price for Power-Save of $150,000 was paid in September 2006. Since Power-Save had no assets or operations at the date of acquisition, the entire purchase price was charged to expense during at December 31, 2006.

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a stock split of Disability Access Corporation such that there are now 2,437,676,200 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 76% of Disability Access Corporation.

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

Subsequent to the quarter ended March 31, 2008, the Company formed a new subsidiary, PTS Group Limited, a Hong Kong, China Company and intends on assigning the Glove Box ™ to this new entity.  As of the date of this report, the Company is in the final stage of executing a letter of intent to acquire a medical equipment company through either a joint venture or acquisition.  It is the Company’s objective that the acquired medical equipment company will be utilized to develop and market the Glove Box ™ in conjunction with their existing medical equipment and product lines.

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

Subsequent to the quarter ended March 31, 2008, the Company formed a new subsidiary, PTS Group Limited, a Hong Kong, China Company and intends on assigning the Glove Box ™ to this new entity.  As of the date of this report, the Company is in the final stage of executing a letter of intent to acquire a medical equipment company through either a joint venture or acquisition.  It is the Company’s objective that the acquired medical equipment company will be utilized to develop and market the Glove Box ™ in conjunction with their existing medical equipment and product lines.

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

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2007 comparative period. We did not grant any option awards during 2008 or 2007.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products.  No software development costs have been capitalized during 2007 or the three months ended March 31, 2008.

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

Results of Operations

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007.

Revenue

Total revenue was $280,725 for the three months ended March 31, 2008 compared to $292,323 during the three months ended March 31, 2007, a decrease of $11,598, or 4%. The decrease in revenues was due to bad weather conditions that occurred during the current period, which reduced the number of construction sites available for inspection.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2008 decreased by $174,357 to $426,332 for the three months ended March 31, 2008 from $600,689 for the three months ended March 31, 2007. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent. The decrease in general and administrative expenses resulted primarily from decreases in consulting fees and equity based compensation.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Interest Expense, Income Allocated to Minority Interest, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended March 31, 2008 was $325,692 as compared to $291,213 for the three months ended March 31, 2007. The increase results primarily from a noncash loss on extinguishment of debt of $140,575 in 2008, partially offset by a decrease in the noncash charge for the change in fair value of  derivative liability of $110,182. Total noncash expense was $302,889 and $267,269 for 2008 and 2007, respectively.

Net Loss

We reported net loss from operations of $471,299 during the three months ended March 31, 2008 as compared with a loss of $599,579 for the three months ended March 31, 2007. The decrease results from the various increases and decreases described above.

Liquidity and Capital Resources

As of March 31 2008, we had a deficiency in working capital of $890,871. Cash provided by operations was $35,691 during the three months ended March 31, 2008. A loss of $471,299 was offset by a decrease in accounts receivable of $100,920, an increase in accounts payable of $63,944 and by non-cash charges of $14,959 of depreciation and amortization, $59,200 in stock based expense, $14,068 in financing expense, $140,575 of loss attributable to extinguishment of debt and a charge of $136,561 related to the change in fair value of our derivative liability.  Net cash used in investing activities totaled $61,913 for the three months ended March 31, 2008, related to the purchase of equipment and software development. Cash provided by financing activities for the three months ended March 31, 2008 was $4,973. Cash proceeds from stock sold were $9,000.

               In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.

                Our independent certified public accountants have stated in their report, included in our Form 10-KSB, that due to our net losses and negative cash flows from operations that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2008. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of March 31, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value. Our conversion option liability is designated as level 3.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of FAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 .  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, we issued 20,000,000 shares of common stock for cash proceeds of $9,000. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $3,000 has been recorded in the statement of operations.

During the quarter ended March 31, 2008, we issued 26,000,000 shares of common stock, valued at $56,200, for services, 40,000,000 shares of common stock upon conversion of $24,733 of debt, 87,937,500 shares of common stock pursuant to the conversion of 1,172,500 shares of Series A preferred stock.

During 2008 we granted stock awards to employees for an aggregate of 20,000,000 shares of common stock. The awards had a weighted average fair value of $0.0006 per share. We have recorded compensation expense of $3,000 related to these awards. We also granted 26,000,000 shares, with a weighted average fair value of $0.002, to consultants and have recorded a compensation cost of $56,200 related to these grants.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.

3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
3.17	Certificate of Amendment to Articles of Incorporation, dated October 9, 2007.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2007 filed on March 31, 2008.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.
10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008

PTS, Inc.
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter Chin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PTS, Inc.;

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

Date: May 15, 2008	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Peter Chin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PTS, Inc.;

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

Date: May 15, 2008	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Executive Officer May 15, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Financial Officer May 15, 2008