Form 10-Q
period 2008-06-30
PTS INC/NV/
filed 2008-08-12
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 7, 2008, the issuer had 1,029,981,733 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash	$ 141,785	$ 142,863
Accounts receivable, net of allowance of $2,298 and $32,885	349,947	352,678
Other current assets	8,638	4,221
Total current assets	500,370	499,762

Property and equipment, net of accumulated
depreciation of $182,493 and $152,409	251,503	169,676

Goodwill	908,712	908,712
Deposits	10,513	10,513

TOTAL ASSETS	$ 1,671,098	$ 1,588,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable - trade	$ 109,521	$ 159,694
Accrued expenses	348,271	314,425
Advances payable	45,968	6,522
Advances payable - related party	3,000	-
Convertible notes payable, current portion, net of unamortized
discount of $2,508 and $14,002	404,579	335,587
Convertible notes payable - related party	342,537	220,000
Notes payable	47,994	59,609
Note payable, related party	205,200	-
Lease payable, current portion	5,461	6,195
Total current liabilities	1,512,531	1,102,032

Note payable, related party	-	229,738
Lease payable, long term portion	-	2,244
Derivative liability	450,891	194,146

Total liabilities	1,963,422	1,528,160

Minority interest	161,381	150,608

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
11,820,600 and 13,243,100 shares issued and outstanding	11,821	13,243
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
2,250,000 shares issued and outstanding	2,250	2,250

Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
5,250,000 and 7,500,000 shares issued and outstanding	5,250	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,000,000 shares issued and outstanding	1,000	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized,
no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 2,800,000,000 shares
authorized, 991,481,733 and 730,057,136 shares issued and outstanding	9,915	7,301
Additional paid-in capital	19,227,688	19,008,404
Accumulated deficit	(19,726,629)	(19,144,803)

Total stockholders' deficit	(453,705)	(90,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,671,098	$ 1,588,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007

Sales	$ 498,897	$ 462,500	$ 779,622	$ 754,823

General and administrative expense	401,308	729,671	827,640	1,330,360

Total expense	401,308	729,671	827,640	1,330,360

Income (loss) from operations before
interest and other expense	97,589	(267,171)	(48,018)	(575,537)

Interest income	-	19	180	70
Loss allocated to minority interest	11,983	-	298	-
Finance cost	(855)	(20,526)	(14,923)	(41,052)
Interest expense	(21,321)	(22,906)	(44,304)	(46,901)
Loss on extinguishment of debt	-	-	(140,575)	-
Change in fair value of derivative liability	(197,923)	(762,353)	(334,484)	(1,009,096)

Net loss	$ (110,527)	$ (1,072,937)	$ (581,826)	$ (1,672,516)

Net loss per basic and diluted share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	929,948,223	516,031,275	872,658,243	466,746,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$ (581,826)	$ (1,672,516)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	30,085	28,401
Bad debts	(55,072)	20,034
Issuance of shares for services	65,100	357,450
Compensation from stock awards	3,000	44,152
Amortization of beneficial conversion feature (finance costs)	14,923	41,052
Loss on extinguishment of debt	140,575	-
Loss attributable to minority interest	(298)	-
Change in fair value of derivative liability	334,484	1,009,096
Decrease (increase) in assets:
Accounts receivable	57,803	(175,633)
Other current assets	(4,417)	(167)
Deposits	-	(14,129)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	71,595	51,437
Advances payable	(554)	-

Cash provided by (used in) operating activities	75,398	(310,823)

Cash flows from investing activities:
Cash paid for fixed assets	(111,911)	(15,743)

Cash used in investing activities	(111,911)	(15,743)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	9,000	277,839
Proceeds from sale of common stock	14,566	-
Payments on notes and leases	(14,593)	(15,969)
Notes payable - related parties	-	80,000
Payments on related party notes	(24,538)	(20,000)
Notes payable - other	8,000	150,000
Advances payable	40,000	-
Advances from (repayments to) related parties	3,000	(18,185)

Cash provided by financing activities	35,435	453,685

Net (decrease) increase in cash	(1,078)	127,119
Cash, beginning of period	142,863	38,343
Cash, end of period	$ 141,785	$ 165,462

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 10,352	$ 10,608

Non-Cash Financial Activity:

Debenture principal converted to common stock	$ 45,094	$ -
Debenture principal converted to subsidiary common stock	11,071	-
Derivative liability reclassified to equity upon conversion of debt	77,739	-
Increase in carrying value of notes payable upon extinguishment
of debt	140,575	-
Accrued interest expense added to principal amount of debt	87,624	-
Equity based discount on debt	3,429	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PTS, Inc. (“our”, “us”, “we”, “PTS” or the “Company”) was incorporated in the state of Nevada on November 5, 1996. Our subsidiaries include Disability Access Consultants, Inc. (“DAC”), Disability Access Corporation (“DBYC”), PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., PTS Technologies, Inc. and PTS Group Limited, an inactive Hong Kong corporation formed on April 17, 2008.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $581,826 for the six months ended June 30, 2008, and have a working capital deficiency of $1,012,161 as of June 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

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

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such account. We do not have any cash equivalents at June 30, 2008 or December 31, 2007. At June 30, 2008, deposits exceeded federally insured limits by approximately $38,000.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three or six month periods ended June 30, 2008 and 2007 since the effect would be anti-dilutive. There were 2,799,113,239 and 2,159,652,822 common stock equivalents outstanding at June 30, 2008 and 2007, respectively (see Note 6).

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

Software Development Costs

During the six months ended June 30, 2008, we have capitalized recorded $79,744 of costs related to the development of software products which have achieved technological feasibility.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of June 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$450,891	$-	$-	$450,891

The Company’s conversion option liability is valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the six months ended June 30, 2008.

Balance at beginning of period	$194,146
Change in fair value of conversion option	334,484
Reclassification to equity upon conversion	(77,739)

Balance at end of period	$450,891

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

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

On January 1, 2008, a debenture and related accrued interest payable to Peter Chin were combined into a single convertible debenture in the amount of $195,200. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

During 2008 Peter Chin’s spouse advanced to us $3,000 for working capital purposes. The advance bears no interest and is repayable upon demand.

During 2008, we paid $24,538 of principal and $3,548 of accrued interest to an officer of DAC. As of June 30, 2008 the principal balance of this note was $205,200 and accrued interest on the note payable is $6,061.

NOTE 4 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

During the six months ended June 30, 2008:

We issued 20,000,000 shares of common stock for cash proceeds of $9,000. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $3,000 has been recorded in the statement of operations.

We sold 11,229,167 shares of common stock for net proceeds of $14,566.

We issued 32,000,000 shares of common stock, valued at $65,100, for services.

We issued 58,507,930 shares of common stock upon conversion of $45,392 of debt and accrued interest.

We issued 106,687,500 shares of common stock pursuant to the conversion of 1,422,500 shares of Series A preferred stock.

We issued 33,750,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series C preferred stock.

During 2008 we granted stock awards to employees for an aggregate of 20,000,000 shares of common stock. The awards had a weighted average fair value of $0.0006 per share. We have recorded compensation expense of $3,000 related to these awards. We also granted 32,000,000 shares, with a weighted average fair value of $0.002, to consultants and have recorded a compensation cost of $65,100 related to these grants.

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

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on June 30, 2009. The note is convertible into DBYC common stock (ticker symbol “DBYC”) at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three months ended June 30, 2008 and 2007, the Company recorded an expense of $197,923 and $762,353, respectively, representing the change in the value of the embedded conversion option. For the six months ended June 30, 2008 and 2007, the Company recorded an expense of $334,484 and $1,009,096, respectively, representing the change in the value of the embedded conversion option.

During the six months ended June 30, 2008 the holder of the debenture converted $11,071 of principal into 221,405,400 shares of the subsidiary’s common stock. This amount has been classified as a minority interest in the financial statements at June 30, 2008. As a result of the conversions, we have reclassified an aggregate of $77,739 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability related to the conversions on the dates of the conversions.

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

On January 1, 2008, debentures and related accrued interest issued by DAC were combined into new convertible debentures in the aggregate amount of $104,821. The debentures bear interest at 8%, are due on December 31, 2008 and are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the six months ended June 30, 2008 $24,733 of principal was converted into 20,000,000 shares of our common stock.

On January 1, 2008, the debenture and related accrued interest issued by a subsidiary, Glove Box, Inc., were combined into a singe convertible debenture in the amount of $20,361. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the six months ended June 30, 2008 $20,361 of principal and $298 of accrued interest was converted into 38,507,930 shares of our common stock and the note was retired.

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

On March 25, 2008 we executed a convertible promissory note in the amount of $8,000. The note bears interest at 8%, is due on March 24, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $3,429 attributable to this note which is being amortized over twelve months to maturity.

We have received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. At June 30, 2008 the principal balance of this note is $205,200.

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of June 30, 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 991,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 7,405,600 shares of Series A Preferred Stock that are convertible into 555,420,000 common shares of the Company.  Peter Chin also holds debt convertible into 498,410,818 shares of common stock at June 30, 2008. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares or the debenture.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2008, the Company authorized the issuance of 16,000,000 shares of common stock for consulting and professional services, 7,500,000 shares of common stock pursuant to the conversion of preferred stock and 15,000,000 shares of common stock in conversion of $10,500 in convertible debentures.

We also issued 2,600,000 shares of Series A preferred stock to Peter Chin as payment of $97,500 of accrued compensation.

On July 1, 2008 we executed a convertible promissory note in the amount of $10,000. The note bears interest at 8%, is due on June 30, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

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

•

Results of Operations. This section provides an analysis of our results of operations for the three and six month periods ended June 30, 2008 compared to the three and six month periods ended June 30, 2007.  A brief description of certain aspects, transactions and events is provided.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the six months ended June 30, 2008.

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

During the quarter ended June 30, 2008, the Company formed a new subsidiary, PTS Group Limited, a Hong Kong, China Company in preparations to acquire or to enter into a joint venture with a Chinese company.  Management’s focus is to identify and enter into an agreement with the best possible acquisition candidate for the company and its shareholders.

During the quarter ended June 30, 2008, the Company entered into a Letter of Intent to acquire 51% of ChengDu PuJian Medical Equipment Manufacturing Co, Ltd. (“PuJian”).  The Company intends to bring in technical support to upgrade PuJian’s current products as well to bring in more range of medical products including GloveBox™ technologies to PuJian and sell through the well established sales network that PuJian has established in the last several decades. Further, the Company intends to bring addition capital to increase the overall revenue and financial positions of PuJian.  As of the date of this report, the Company has begun its due diligence on PuJian and expects to announce the results of the review in a press release to its shareholders as soon as the review is complete.

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

During the quarter ended June 30, 2008, the Company formed a new subsidiary, PTS Group Limited, a Hong Kong, China Company in preparations to acquire or to enter into a joint venture with a Chinese company.  Management’s focus is to identify and enter into an agreement with the best possible acquisition candidate for the company and its shareholders.

During the quarter ended June 30, 2008, the Company entered into a Letter of Intent to acquire 51% of ChengDu PuJian Medical Equipment Manufacturing Co, Ltd. (“PuJian”).  The Company intends to bring in technical support to upgrade PuJian’s current products as well to bring in more range of medical products including GloveBox™ technologies to PuJian and sell through the well established sales network that PuJian has established in the last several decades. Further, the Company intends to bring addition capital to increase the overall revenue and financial positions of PuJian.  As of the date of this report, the Company has begun its due diligence on PuJian and expects to announce the results of the review in a press release to its shareholders as soon as the review is complete.

DAC presently is devoting resources to developing alternative commercial uses for its proprietary technology and product development software. Towards this end, the Board of Director has elected to expand its software customer market base into Asia where certain parties have shown great interest in the Company’s proprietary technology. The Company’s Board feels this will maximize growth opportunities as well as yielding enhanced shareholder value for the long term. DAC has certain long term client contract relations, which provides an excellent baseline of annual revenue and continues to expand its client base among public and private entities. DAC has several contracts in the final stage of negotiations, for the current fiscal year, and will inform shareholders when finalized.  In addition, pending Federal government funding and allocation, DAC is a candidate for a very significant services contract to the Federal Government. Further, the Company continues to receive solicitations from both private and state government sectors to make its proprietary software available for licensed use. Management feels strongly that it will be the same within Asia. The potential licensing of the software has been a key long-term business goal of DAC and the demand has been deemed to be large enough to warrant continued and further development of that business opportunity.  The ability of DAC to continue operations is dependant upon its ability to successfully appoint key management and secure additional financing.

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

We use the fair value method for equity instruments granted to non-employees and will use the Black- Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products. During the six months ended June 30, 2008, we have capitalized recorded $79,744 of costs related to the development of software products which have achieved technological feasibility. No software development costs have been capitalized during 2007.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2008 or 2007.

Results of Operations

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007.

Revenue

Total revenue was $498,897 for the three months ended June 30, 2008 compared to $462,500 during the three months ended June 30, 2007, an increase of $36,397, or 8%. The increase in revenues was due to additional inspections that occurred during the current period.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2008 decreased by $328,363 to $401,308 for the three months ended June 30, 2008 from $729,671 for the three months ended June 30, 2007. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent. The decrease in general and administrative expenses resulted primarily from decreases in consulting fees and equity based compensation.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Interest Expense, Income Allocated to Minority Interest, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended June 30, 2008 was a net expense of $208,116 as compared to $805,766 for the three months ended June 30, 2007. The decrease results primarily from the decrease in the noncash charge for the change in fair value of our derivative liability of $564,430. Total noncash expense was $220,099 and $805,785 for 2008 and 2007, respectively.

Net Loss

We reported net loss of $110,527 during the three months ended June 30, 2008 as compared with a loss of $1,072,937 for the three months ended June 30, 2007. The decrease results from the various increases and decreases described above.

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007.

Revenue

Total revenue was $779,622 for the six months ended June 30, 2008 compared to $754,823 during the six months ended June 30, 2007, an increase of $24,799, or 3%. The increase in revenues was due to additional inspections that occurred during the current period.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2008 decreased by $502,720 to $827,640 for the six months ended June 30, 2008 from $1,330,360 for the six months ended June 30, 2007. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent. The decrease in general and administrative expenses resulted primarily from decreases in consulting fees and equity based compensation.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Interest Expense, Income Allocated to Minority Interest, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the six months ended June 30, 2008 was $533,808 as compared to $1,096,979 for the six months ended June 30, 2007. The decrease results primarily from a noncash loss on extinguishment of debt of $140,575 in 2008, partially offset by a decrease in the noncash charge for the change in fair value of our derivative liability of $674,612. Total noncash expense was $534,286 and $1,097,049 for 2008 and 2007, respectively.

Net Loss

We reported net loss of $581,826 during the six months ended June 30, 2008 as compared with a loss of $1,672,516 for the six months ended June 30, 2007. The decrease results from the various increases and decreases described above.

Liquidity and Capital Resources

As of June 30, 2008, we had a deficiency in working capital of $1,012,161. Cash provided by operations was $75,398 during the six months ended June 30, 2008. A loss of $581,826 was offset by a decrease in accounts receivable of $30,085, and by non-cash charges of $30,085 of depreciation and amortization, $68,100 in stock based expense, $14,923 in financing expense, $140,575 of loss attributable to extinguishment of debt and a charge of $334,484 related to the change in fair value of our derivative liability.  Net cash used in investing activities totaled $111,911 for the six months ended June 30, 2008. Cash provided by financing activities for the six months ended June 30, 2008 was $35,435. Cash proceeds from stock sold were $23,566.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended June 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the sixth months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008, we sold 11,229,167 shares of common stock for net proceeds of $14,566.

During the three months ended June 30, 2008, we issued 6,000,000 shares of common stock, valued at $8,900, for services, 18,507,930 shares of common stock upon conversion of $20,659 of debt and accrued interest, 18,750,000 shares of common stock pursuant to the conversion of 1,250,000 shares of Series A preferred stock and 33,750,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series C preferred stock.

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

Dated: August 12, 2008

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant  and have:

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

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2008	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2008	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Executive Officer August 12, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Financial Officer August 12, 2008