Form 10-Q
period 2008-09-30
PTS INC/NV/
filed 2008-11-14
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 3, 2008, the issuer had 1,110,698,153 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash	$ 170,792	$ 142,863
Accounts receivable, net of allowance of $3,658 and $32,885	210,732	352,678
Other current assets	-	4,221
Total current assets	381,524	499,762

Property and equipment, net of accumulated
depreciation of $165,968 and $152,409	294,201	169,676

Goodwill	908,712	908,712
Deposits	5,260	10,513

TOTAL ASSETS	$ 1,589,697	$ 1,588,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable - trade	$ 94,637	$ 159,694
Accrued expenses	335,576	314,425
Advances payable	44,500	6,522
Advances payable - related party	3,000	-
Convertible notes payable, current portion, net of unamortized
discount of $4,850 and $14,002	401,737	335,587
Convertible notes payable - related party	342,537	220,000
Notes payable	44,583	59,609
Notes payable, related party	182,702	-
Lease payable, current portion	3,972	6,195
Total current liabilities	1,453,244	1,102,032

Note payable, related party	-	229,738
Lease payable, long term portion	-	2,244
Derivative liability	450,984	194,146

Total liabilities	1,904,228	1,528,160

Minority interest	151,467	150,608

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 12,403,933 and 13,243,100 shares issued and outstanding	12,404	13,243

Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, 2,250,000 shares issued and outstanding	2,250	2,250
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
5,250,000 and 7,500,000 shares issued and outstanding	5,250	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 2,800,000,000 shares authorized,1,103,698,153 and 730,057,136 shares issued and outstanding	11,037	7,301
Additional paid-in capital	19,398,750	19,008,404
Accumulated deficit	(19,911,689)	(19,144,803)

Total stockholders' deficit	(465,998)	(90,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,589,697	$ 1,588,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007

Sales	$ 324,973	$ 308,510	$ 1,104,595	$ 1,063,333

General and administrative expense	498,257	484,915	1,325,897	1,815,275

Total expense	498,257	484,915	1,325,897	1,815,275

Loss from operations before
interest and other expense	(173,284)	(176,405)	(221,302)	(751,942)

Interest income	-	4,000	180	4,070
(Income) loss allocated to minority interest	9,914	(10,825)	10,212	(10,825)
Finance cost	(1,944)	(20,526)	(16,867)	(61,578)
Interest expense	(19,653)	(27,175)	(63,957)	(74,076)
Loss on extinguishment of debt	-	-	(140,575)	-
Change in fair value of derivative liability	(93)	728,853	(334,577)	(280,243)

Net (loss) income	(185,060)	497,922	(766,886)	(1,174,594)

Net loss per basic and diluted share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
Basic	1,056,591,416	613,177,748	934,416,827	516,092,997
Diluted	1,056,591,416	3,898,683,105	934,416,827	516,092,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

Cash flows from operating activities:
Net loss	$ (766,886)	$ (1,174,594)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	45,757	42,995
Bad debts	(26,278)	33,774
Issuance of shares for services	91,600	361,350
Compensation from stock awards	3,000	53,377
Amortization of beneficial conversion feature (finance costs)	16,867	61,578
Loss on extinguishment of debt	140,575	-
(Loss) income attributable to minority interest	(10,212)	10,825
Change in fair value of derivative liability	334,577	280,243
Decrease (increase) in assets:
Accounts receivable	168,224	(204,708)
Other current assets	4,221	11,917
Deposits	5,253	(14,129)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	141,516	87,567
Advances payable	(2,022)	-

Cash provided by (used in) operating activities	146,192	(449,805)

Cash flows from investing activities:
Cash paid for fixed assets	(194,080)	(15,743)

Cash used in investing activities	(194,080)	(15,743)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	9,000	318,389
Proceeds from sale of common stock	48,547	-
Payments on notes and leases	(24,492)	(24,046)
Notes payable - related parties	6,500	80,000
Payments on related party notes	(29,738)	(20,000)
Notes payable - other	23,000	150,000
Advances payable	40,000	-
Advances from (repayments to) related parties	3,000	(23,042)

Cash provided by financing activities	75,817	481,301

Net increase in cash	27,929	15,753
Cash, beginning of period	142,863	38,343
Cash, end of period	$ 170,792	$ 54,096

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 17,228	$ 34,577

Non-Cash Financial Activity:

Debenture principal converted to common stock	$ 55,594	$ -
Debenture principal converted to subsidiary common stock	11,071	16,167
Derivative liability reclassified to equity upon conversion of debt	77,739	41,179
Increase in carrying value of notes payable upon extinguishment
of debt	140,575	-
Accrued interest expense added to principal amount of debt	87,624	-
Equity based discount on debt	7,715	-
Distribution of fixed asset to related party as repayment of debt	23,798	-
Preferred stock issued as payment of accrued salaries	97,500	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
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

On November 15, 2005, we acquired 100% of the outstanding common stock of DAC, a California corporation, pursuant to a securities exchange agreement.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $766,886 for the nine months ended September 30, 2008, and have a working capital deficiency of $1,071,720 as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

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

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such account. We do not have any cash equivalents at September 30, 2008 or December 31, 2007. At September 30, 2008, deposits exceeded federally insured limits by approximately $69,000.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three or nine month periods ended September 30, 2008 and for the nine month period ended September 30, 2007 since the effect would be anti-dilutive. There were 3,379,866,046 and 3,285,505,357 common stock equivalents outstanding at September 30, 2008 and 2007, respectively (see Note 6).

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

Software Development Costs

During the nine months ended September 30, 2008, we have capitalized $150,824 of costs related to the development of software products which have achieved technological feasibility.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$450,984	$-	$-	$450,984

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the nine months ended September 30, 2008.

Balance at beginning of period	$194,146
Change in fair value of conversion option	334,577
Reclassification to equity upon conversion	(77,739)

Balance at end of period	$450,984

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

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

During 2008 Peter Chin’s spouse advanced to us an aggregate of $8,500 pursuant to three individual 12% demand promissory notes, for working capital purposes. One note in the amount of $2,000 was repaid. As of September 30, 2008 the principal balance of the notes was $6,500 and accrued interest on the notes payable is $673.

During 2008 Peter Chin’s spouse advanced to us $3,000 for working capital purposes. The advance bears no interest and is repayable upon demand.

On July 1, 2008 we issued 1,083,333 shares of Series A preferred stock to Peter Chin as payment of $97,500 of accrued salaries.

During 2008, we paid $53,536 of principal and $8,548 of accrued interest to an officer of DAC. The payments made included the non-cash distribution of a vehicle valued at $23,798. As of September 30, 2008 the principal balance of this note was $176,202 and accrued interest on the note payable is $5,639.

NOTE 4 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

During the nine months ended September 30, 2008:

We issued 20,000,000 shares of common stock for cash proceeds of $9,000. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $3,000 has been recorded in the statement of operations.

We sold 51,945,587 shares of common stock for net proceeds of $48,547.

We issued 51,000,000 shares of common stock, valued at $91,600, for services.

We issued 73,507,930 shares of common stock upon conversion of $55,892 of debt and accrued interest.

We issued 144,187,500 shares of common stock pursuant to the conversion of 1,922,500 shares of Series A preferred stock.

We issued 33,750,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series C preferred stock.

We issued 1,083,333 shares of Series A preferred stock as payment of $97,500 of accrued salaries.

During 2008 we granted stock awards to employees for an aggregate of 20,000,000 shares of common stock. The awards had a weighted average fair value of $0.0006 per share. We have recorded compensation expense of $3,000 related to these awards. We also granted 51,000,000 shares, with a weighted average fair value of $0.002, to consultants and have recorded a compensation cost of $91,600 related to these grants.

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

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on June 30, 2009. The note is convertible into DBYC common stock (ticker symbol “DBYC”) at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". We have accounted for the embedded conversion option as a derivative liability. Accordingly, the embedded conversion option is marked to market through earnings at the end of each reporting period. The conversion option is valued using the Black-Scholes valuation model. For the three months ended September 30, 2008 and 2007, the Company recorded an expense of $93 and income of $728,853, respectively, representing the change in the value of the embedded conversion option. For the nine months ended September 30, 2008 and 2007, the Company recorded an expense of $334,577 and $280,243, respectively, representing the change in the value of the embedded conversion option.

During the nine months ended September 30, 2008 the holder of the debenture converted $11,071 of principal into 221,405,400 shares of the subsidiary’s common stock. This amount has been classified as a minority interest in the financial statements at June 30, 2008. As a result of the conversions, we have reclassified an aggregate of $77,739 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability related to the conversions on the dates of the conversions.

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

On January 1, 2008, debentures and related accrued interest issued by DAC were combined into new convertible debentures in the aggregate amount of $104,821. The debentures bear interest at 8%, are due on December 31, 2008 and are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the nine months ended September 30, 2008 $35,233 of principal was converted into 35,000,000 shares of our common stock.

On January 1, 2008, the debenture and related accrued interest issued by a subsidiary, Glove Box, Inc., were combined into a singe convertible debenture in the amount of $20,361. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the nine months ended September 30, 2008 $20,361 of principal and $298 of accrued interest was converted into 38,507,930 shares of our common stock and the note was retired.

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

On July 1, 2008 we executed a convertible promissory note in the amount of $10,000. The note bears interest at 8%, is due on June 30, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $4,286 attributable to this note which is being amortized over twelve months to maturity.

During 2008 Peter Chin’s spouse advanced to us an aggregate of $8,500 pursuant to three individual 12% demand promissory notes, for working capital purposes. One note in the amount of $2,000 was repaid.

During 2008 we executed a 12% demand promissory note in the amount of $5,000.

We have received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. At September 30, 2008 the principal balance of this note is $176,202.

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of September 30, 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 1,684,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 8,488,933 shares of Series A Preferred Stock that are convertible into 636,669,975 common shares of the Company.  Peter Chin also holds debt convertible into 654,044,286 shares of common stock at September 30, 2008. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares or the debt.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and his spouse, our remaining common stock equivalents exceed our common shares available for issuance by approximately 393,000,000. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and his spouse have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at September 30, 2008.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the Company issued 7,000,000 shares of common stock under an S-8 registration.

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

•

Results of Operations. This section provides an analysis of our results of operations for the three and nine month periods ended September 30, 2008 compared to the three and nine month periods ended September 30, 2007.  A brief description of certain aspects, transactions and events is provided.

•	Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the nine months ended September 30, 2008.

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

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a stock split of Disability Access Corporation. There are now 2,437,676,200 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 48% of Disability Access Corporation common stock, but control a majority of voting power.

Under the terms of the Agreement of Merger, DAC was to be merged with and into Disability Access Corporation, with DAC continuing as the surviving corporation.  Upon further consideration, our Board of Directors has reconsidered the structure and has decided, for various business optimization purposes that, instead of merging DAC with Disability Access Corporation, DAC will become a wholly-owned subsidiary of Disability Access Corporation.

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

On June 9, 2008, the Company entered into a Letter of Intent to acquire 51% of ChengDu PuJian Medical Equipment Manufacturing Co, Ltd. (“PuJian”).  The Company intended to bring in technical support to upgrade PuJian’s current products as well to bring in more range of medical products including GloveBox™ technologies to PuJian and sell through the well established sales network that PuJian has established in the last several decades. Further, the Company intended to bring addition capital to increase the overall revenue and financial positions of PuJian.  On October 15, 2008, the Company announced its decision to rescind 51% stake proposal in PuJian.  After extensive research, the Company’s management consulted with various parties which included legal opinions, accountants and especially an audit firm. The opinion’s conclusion was, that due to the nature of PuJian’s business model, which is to manufacture OEM products specializing in X-ray systems, which generally have low profit margins due to the Chinese government imposing a limit of profit that the manufacturer can make, and the cost to acquire the 51% controlling shares of PuJian, it would not be economically feasible for the Company to pursue this course.

The Company’s new intent is to form a joint venture between Glove Box Inc.™ and PuJian. The purpose of this joint venture is to develop the third generation of the Glove Box™. A preliminary research opinion regarding the third generation Glove Box™ showed that it needed to be more compact, for efficiency, and to serve as an “eco-friendly” unit. The Company believes that the joint venture for development of the third generation Glove Box™ is in the best interest of the shareholders of both companies, and this course will have the additional benefit of eliminating the highly expensive and time-consuming audit requirement of PuJian.

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

On June 9, 2008, the Company entered into a Letter of Intent to acquire 51% of ChengDu PuJian Medical Equipment Manufacturing Co, Ltd. (“PuJian”).  The Company intended to bring in technical support to upgrade PuJian’s current products as well to bring in more range of medical products including GloveBox™ technologies to PuJian and sell through the well established sales network that PuJian has established in the last several decades. Further, the Company intended to bring addition capital to increase the overall revenue and financial positions of PuJian.  On October 15, 2008, the Company announced its decision to rescind 51% stake proposal in PuJian.  After extensive research, the Company’s management consulted with various parties which included legal opinions, accountants and especially an audit firm. The opinion’s conclusion was, that due to the nature of PuJian’s business model, which is to manufacture OEM products specializing in X-ray systems, which generally have low profit margins due to the Chinese government imposing a limit of profit that the manufacturer can make, and the cost to acquire the 51% controlling shares of PuJian, it would not be economically feasible for the Company to pursue this course.

The Company’s new intent is to form a joint venture between Glove Box Inc.™ and PuJian. The purpose of this joint venture is to develop the third generation of the Glove Box™. A preliminary research opinion regarding the third generation Glove Box™ showed that it needed to be more compact, for efficiency, and to serve as an “eco-friendly” unit. The Company believes that the joint venture for development of the third generation Glove Box™ is in the best interest of the shareholders of both companies, and this course will have the additional benefit of eliminating the highly expensive and time-consuming audit requirement of PuJian.

DAC presently is devoting resources to developing alternative commercial uses for its proprietary technology and product development software. Towards this end, the Board of Director has elected to expand its software customer market base into Asia where certain parties have shown great interest in the Company’s proprietary technology. The Company’s Board feels this will maximize growth opportunities as well as yielding enhanced shareholder value for the long term. DAC has certain long term client contract relations, which provides an excellent baseline of annual revenue and continues to expand its client base among public and private entities. DAC has several contracts in the final stage of negotiations, for the current fiscal year, and will inform shareholders when finalized.  In addition, pending Federal government funding and allocation, DAC is a candidate for a very significant services contract to the Federal Government. Further, the Company continues to receive solicitations from both private and state government sectors to make its proprietary software available for licensed use. Management feels strongly that it will be the same within Asia. The potential licensing of the software has been a key long-term business goal of DAC and the demand has been deemed to be large enough to warrant continued and further development of that business opportunity.  The ability of DAC to continue operations is dependent upon its ability to successfully appoint key management and secure additional financing.

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

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products. During the nine months ended September 30, 2008, we have capitalized recorded $150,824 of costs related to the development of software products which have achieved technological feasibility. No software development costs have been capitalized during 2007.

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

Results of Operations

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007.

Revenue

Total revenue was $324,973 for the three months ended September 30, 2008 compared to $308,510 during the three months ended September 30, 2007, an increase of $16,463, or 5%. The increase in revenues was due to additional inspections that occurred during the current period.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2008 increased by $13,342, or 3%, to $498,257 for the three months ended September 30, 2008 from $484,915 for the three months ended September 30, 2007. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent. The increase in general and administrative expenses resulted from increases and decreases in the various expense categories.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Interest Expense, Income Allocated to Minority Interest, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended September 30, 2008 was a net expense of $11,776 as compared to net other income of $674,327 for the three months ended September 30, 2007. The increase results primarily from the decrease in the 2007 noncash credit for the change in fair value of our derivative liability of $728,853, partially offset by decreases in finance cost and interest expense. Total noncash net other income was $7,877 and $697,502 for 2008 and 2007, respectively.

Net Loss

We reported net loss of $185,060 during the three months ended September 30, 2008 as compared with net income of $497,922 for the three months ended September 30, 2007. The change results from the various increases and decreases described above.

Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007.

Revenue

Total revenue was $1,104,595 for the nine months ended September 30, 2008 compared to $1,063,333 during the nine months ended September 30, 2007, an increase of $41,262, or 4%. The increase in revenues was due to additional inspections that occurred during the current period.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2008 decreased by $489,378, or 27%, to $1,325,897 for the nine months ended September 30, 2008 from $1,815,275 for the nine months ended September 30, 2007. The primary components of our general and administrative expenses are compensation costs, consulting fees, professional fees, travel and entertainment and rent. The decrease in general and administrative expenses resulted primarily from decreases in consulting fees, professional fees and equity based compensation.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period.

Interest Expense, Income Allocated to Minority Interest, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the nine months ended September 30, 2008 was $545,584 as compared to $422,652 for the nine months ended September 30, 2007. The increase results primarily from a noncash loss on extinguishment of debt of $140,575 in 2008 and an increase in the noncash charge for the change in fair value of our derivative liability of $54,334, partially offset by a decrease in the noncash charge for finance cost of $44,711. Total noncash expense was $481,807 and $352,646 for 2008 and 2007, respectively.

Net Loss

We reported net loss of $766,886 during the nine months ended September 30, 2008 as compared with a loss of $1,174,594 for the nine months ended September 30, 2007. The decrease results from the various increases and decreases described above.

Liquidity and Capital Resources

As of September 30, 2008, we had a deficiency in working capital of $1,071,720. Cash provided by operations was $146,192 during the nine months ended September 30, 2008. A loss of $766,886 was offset by a decrease in accounts receivable of $168,224, an increase in accounts payable of $141,516,, and by non-cash charges of $45,757 of depreciation and amortization, $94,600 in stock based expense, $16,867 in financing expense, $140,575 of loss attributable to extinguishment of debt and a charge of $334,577 related to the change in fair value of our derivative liability.  Net cash used in investing activities totaled $194,080 for the nine months ended September 30, 2008. Cash provided by financing activities for the nine months ended September 30, 2008 was $75,817. Cash proceeds from stock sold were $57,547.

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

As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value. Our conversion option liability is designated as level 3.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

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

We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine-month period ended September 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008:

We sold 40,716,420 shares of common stock for net proceeds of $33,981.

We issued 19,000,000 shares of common stock, valued at $26,500, for services.

We issued 15,000,000 shares of common stock upon conversion of $10,500 of debt and accrued interest.

We issued 37,500,000 shares of common stock pursuant to the conversion of 500,000 shares of Series A preferred stock.

We issued 1,083,333 shares of Series A preferred stock as payment of $97,500 of accrued salaries.

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

Dated: November 13, 2008

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

Date: November 13, 2008	By: /s/ Peter Chin Peter Chin, Chief Executive Officer

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

Date: November 13, 2008	By: /s/ Peter Chin Peter Chin, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Executive Officer November 13, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PTS, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Chin, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

By: /s/ Peter Chin Peter Chin Chief Financial Officer November 13, 2008