Form 10-K
period 2008-12-31
PTS INC/NV/
filed 2009-04-15
CIK 1080924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

¨         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25485

PTS, INC.
(Exact name of registrant as specified in its charter)
Nevada	88-0380544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3355 Spring Mountain Road, Suite 66 Las Vegas, Nevada	89102
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (702) 327-7266
Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 2009 was approximately $720,861 based upon the closing price of $0.0006 reported for such date on The OTC Bulletin Board.

As of April 13, 2009 the registrant had 1,204,085,295 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

PART I.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-K to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

ITEM 1.

BUSINESS.

Company Overview

PTS, Inc. (“our”, “us”, “we”, “PTS” or the “Company”) was a company in the development stage since its formation on June 12, 1996 until the second quarter of 2004. At that time, the Company commenced planned operations and began generating revenue. We were originally incorporated in the State of Nevada under the name “Med Mark, Inc” on November 5, 1996.  On June 29, 1998, we filed articles of amendment changing our name to “Elast Technologies, Inc.”  Pursuant to a merger agreement entered into on June 11, 2001, PTS, Inc. (“PTS”), a Nevada corporation, merged with Elast Technologies, Inc.  PTS was the surviving company and changed its name to PTS, Inc.

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

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a forward stock split of Disability Access Corporation. There are now 2,437,676,200 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. We now own approximately 48% of Disability Access Corporation common stock, but control a majority of voting power.

Under the terms of the Agreement of Merger, DAC was to be merged with and into Disability Access Corporation, with DAC continuing as the surviving corporation.  Upon further consideration, our Board of Directors reconsidered the structure and decided, for various business optimization purposes that, instead of merging DAC with Disability Access Corporation, DAC became a wholly-owned subsidiary of Disability Access Corporation.

On January 11, 2007, DAC executed a Consulting Agreement with a quick service restaurant group (“Client”).  The Client's name can not be disclosed due to the confidentiality clause in the agreement.  Under the terms of the Consulting Agreement, DAC provides services to the Client including (i) comprehensive and accurate accessibility compliance survey consulting services for selected restaurant locations (ii) consulting and advising Client as an expert witness (iii) report DAC’s facts, conclusions and findings to Client (iv) inspection services (v) a license to use the DAC Software in accordance with the terms and conditions of the software license agreement(s) which include database relation services.  In consideration of DAC’s services performed, the Client is expected to generate fees in excess of $5,000,000.

During the quarter ended June 30, 2008, the Company formed a new subsidiary, PTS Group Limited, a Hong Kong, China Company in preparations to acquire or to enter into a joint venture with a Chinese company.  Management’s focus is to identify and enter into an agreement with the best possible acquisition candidate for the company and its shareholders.

Current Business Plan

Disability Access Consultants, Inc. (“DAC”), out of an effort to create a system to facilitate and expedite the processes related to inspections based on the regulatory standards for the American with Disabilities Act (ADA), has developed a proprietary web-centric process which can be used for such purpose.  In addition to its original purpose, the process can also be adapted for other areas of regulatory inspection and requirements.  Though DAC’s original business is founded on performing ADA inspections, its efforts to automate the inspection process have resulted in an interactive system which can be readily adapted to a wide range of other regulatory required inspection areas such as but not limited to: Building Inspections, Health Inspections, Mine Safety, OSHA, Fire Inspections, etc.

DAC offers a full continuum of accessibility compliance services, software and automated solutions to comply with the requirements for mandated and recommended services for individuals with disabilities in accordance with federal, state and local laws and regulations.  Services are provided to a broad spectrum and growing number of clients as the concept of “ADA is Everyone’s Business” integrates into a large network of businesses and public entities.

Included in DAC’s automated solution for data collection, processing and reporting is compliance with state and federal accessibility regulations and codes.  DAC currently uses DACTrak by our staff to inspect sites and “process” a compliance report.  DACTrak provides a web based solution for the client to view, interact and manage their compliance data. AcTrak was originally intended to be the intake portion of the software that utilized the labtop tablet.  DACTrak was the automatically generated report and the report management features that utilized the web. Over time, AcTrak has blended into DACTrak and the terms are being used  in a similar capacity and reference. The use of AcTrak was originally designed as a term for using the software on the pc tablet for the actual inspection process.  DACTrak was designed as the data management portion of the software for the clients to update and manage their report.  To avoid confusion, the terms AcTrak and DACTrak were “blended” or combined to refer to the same software, regardless of their use. The software is now named DACTrak. The term DACTrak will be utilized in this document, as applicable.

Business Strategy

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We are currently working on products for Fair Housing, of which we estimate we are roughly thirty-five (35%) complete towards a similar product service and system comparable in nature and method to our existing ADA software and services, along with other federal markets.  We expect to complete the software and development of the Fair Housing product in 2009 and further expect release for commercial utilization in the fourth quarter of 2009.

Our Products and Services

Currently our services include onsite facility surveys by our inspectors utilizing DACTrak, review of client policies and procedures for discriminatory practices, consultation, plan reviews, expert witness services and providing training and staff development sessions. Our current principal income is obtained from the use of our services and proprietary software related to accessibility compliance with State and Federal standards.

The new version of DACTrak software has automated the entire inspection process and embraces a new business model, which significantly reduces the inspection and report generation time period, improving productivity by factors in excess of 800%, by using the tools and methodologies as generally outline and described below. Disability Access Corporation has created and is currently testing a do-it-yourself self service, subscription based, fully automated process to be used both internally and marketed to the public. We are currently completing the training manual and training materials for the do-it-yourself self service product.  The product is expected to be ready for customers by summer 2009.

These tools enable end-to-end do-it-yourself subscription based compliance solutions that are focused on large enterprise clients, specifically the federal government and other large corporate and public entities.  In addition, the product is designed to incorporate partnerships with existing competition by enabling them use of the product while safeguarding our knowledgebase and maintaining complete control.  In short, we have automated the entire process from a time-consuming, labor intensive and highly specialized procedure to a simple and fast method requiring minimal training.

DACTrak has improved worker productivity, created faster production delivery and provides enterprise management while drastically reducing labor costs and turn around times. Client access to information is managed and readily available through a web browser.  Inspections and field data are automatically processed and delivered to the client in real time.  The products will be available for large volume jobs such as the US Government.  Program updates will be accomplished through an auto feature and will work globally for all clients.

DACTrak is currently working and producing revenue in the current market. Fees vary due to the type, size, location, and quantity of the inspections to be completed and the timeline requested for completion. The potential market of clients that needs not only data collection, but automated processing of complex data and web based interaction and management is large and represents a significant revenue potential.  Reports were previously distributed by hard copy or on cd.  Reports are now accessed by the client via the web browser.  In selected cases, hard copies of the reports can be mailed or sent via PDF.

Competition

There is currently no do-it-yourself automated model electronic processing system available.  Based on our surveys and studies, our competition uses manual processes and rudimentary database lists are the only types of processes used at this time by competitors.  As a result, the surveys are laborious, require extensive training and not comprehensive.

Competitive Advantages

Most of DAC’s current competitors are architectural firms that perform design work in addition to ADA inspections and services, generally at higher prices than DAC. DAC is aware of some pricing by bid results and phone calls from clients.

What sets DAC apart from the competition is that DAC has developed the software, methodology and experience that exceed the competition’s data collection and delivery methods.  DAC has also developed a method to process complex information and has developed a methodology for data management. Most of our competitors use simple database reporting.  Some competitors do not use any databases. DAC is not aware of competitors that have a “self service or automated model” that processes complex information using an automated process. DAC has provided a technology based delivery of our inspection reports, which is not done by the majority of our competitors. DAC has researched the delivery methods of our competitors. DAC does not provide design services.

DAC also has the competitive advantages of lower cost of services that generates competitive pricing, as well as efficient and speedy report generation.  Our market speed and recognition will continue to develop and provide for a large increase in volume.  DAC has an established diverse client base.

The target market for future DAC clients expands beyond the market for accessibility products and services.  Expanding our currently working and revenue generating software into other markets is now a reality.

There is currently no do-it-yourself automated model electronic processing system available from the competition.  Based on our surveys and studies, manual processes and rudimentary database lists are the only types of processes used at this time by competitors.  As a result, the surveys are laborious, require extensive training and not comprehensive.

•

We Are the Developers of Our Technology. For the last 7 years we have been at the forefront in the innovation and design of automating the ADA inspection process.

•

We are the Creators of Our Own Technology.  We offer a superior technological solution at a far superior price.  Based upon research and analysis of our competitors, management believes we are the leading company in technology currently providing ADA inspections.

•

We Offer a Turn-Key Solution.  DAC offers a complete inspection, evaluation, reporting and data retention process for our ADA customers.  DAC further expects to extend this solution basis to other areas of required regulatory compliance.

Customers

Our new customers are mainly derived from “word of mouth” from current and previous customers. Particularly as the litigation community as well as the construction contractor community is fairly small, need by these patrons stimulate peer query and we have enjoyed the resulting positive referrals.  Additionally, we obtain new patrons through customer initiated Website searches and from responding to various public “Request For Proposals”.

A very important component of the Market Strategy is customer retention.  The Company’s product is Web based not client based, and as such the customer is compelled to continue with the Company’s services for both software updates and data storage, the absence of which renders the customers final reports as static and of limited use in the changing reporting environment, thus effectively once a customer always a customer.

Though the product utilization opportunities are vast the larger potential core users are much defined and easily targeted for presentation.  The following sales methodologies will be utilized; 1) direct sales solicitations; 2) target specific industry trade magazines; 3) web based marketing; 4) seminars and trade shows.  Additionally, as the Company’s solutions provide for a timely report turnaround at efficient pricing there will be a natural viral consumer marketing solution as various professionals share their solutions (most of the existing customers for DAC have been obtained in this manner); 5) Future Government Contracts.  The federal government is moving its facility requirements to match the current ADA standards, as such both systems and inspections services are expected to be routinely “put out for government bid”.

From January 1, 2008 through December 31, 2008, the Company has benefited, and continues to benefit from a contract with a large international fast food chain.  During the aforementioned period the Company enjoyed approximately 53% of its gross revenue from this client.  While confidentiality provisions limit reference to the clients name the client is contractually committed to retain DAC’s services related to approximately 4,000 locations.  The agreement is not exclusive and does not carry a calendar term; however, it is on an as-available basis and, as such, tends to flow seasonally in parallel with construction seasons. DAC charges client an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the company has had quarters where the activity from the client was nominal, and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Additionally, there are no material fixed costs associated with the inspections of food chain facilities. Therefore, the absence of work from said client represents opportunity loss rather than the incursion of hard dollar costs or unrecoverable incremental costs.

The recently enacted economic stimulus legislation includes provisions for the construction and/or renovation of a number of government facilities, with collective construction budgets well into the billions.  By existing law these new and/or renovated facilities will be required to follow ADA compliance and accordingly provide additional business opportunities for our company.

Intellectual Property

We regard the protection of copyrights, service marks, trademarks, trade dress and trade secrets as critical to our future success and will rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in products and services. Due to the high cost of filing, we have not filed trademark applications for our brand and logos; however as we increase our capital resources, we intend to submit our most recently developed technology applications for various categories of intellectual property protection.

Government Regulation

Compliance with the Americans with Disabilities Act (ADA), federal accessibility standards and state disability laws and regulations applies to business and public entities.  The market is unique in that it is driven by accessibility requirements that are mandated.  Buildings, facilities, venues and programs that are open to the public are required to be accessible for individuals with disabilities. Properties and services that are not accessible may be discriminatory and present a potential liability for property owners.  Purchasing properties that do not meet the required federal and state standards increase exposure to lawsuits and present additional liability for property owners and managers.

● More than 54 million people (20% of the population) in the United States have a disability ¹.

● The Americans With Disabilities Act (ADA) passed in 1990 ², requires all organizational entities, public or private, with more than 15 employees, to provide equal access for individuals with disabilities.

● There are more than 6.9 million firms in the United States which have more than 20 employees; these businesses have more than 7 million sites at risk ³.

With the adoption of contemporary state and local building codes and with an increasing aging population demanding safe access, the need for accessibility risk management, compliant buildings and accessible programs will continue to intensify.

¹ U.S. Census Bureau, December 18, 2008 press release

² http://www.usdoj.gov/crt/ada/pubs/ada.txt

³ U.S. Census Bureau, 2002 Economic Census

Research and Development

The Company recognized that in order to maximize productivity, expand opportunities, and to grow beyond a specialty inspection business that developing unique information technology solutions was and is key to the long term dynamic growth of the Company.  Accordingly, the Company has committed significant resources to the development of various information processing solutions, with the goal to provide, in addition to professional inspection services, certain technology solutions as licensable products and services.  Though the clients of the company will benefit from the efficiencies gained through our Research and Development, the company will be able to expand and diversify its client base as well as afford an opportunity for business expansion by licensing the resultant developed software. The Company has enjoyed certain successes in this effort and has realized certain anticipated benefits accordingly.  The Company remains committed to continuing its Research and Development efforts with the following business goals and targets:

•

Expand service areas, markets and applications beyond our current target market of compliance with accessibility regulations for state and local governments and businesses.

•

Provide an option for our clients to utilize DACTrak to collect data themselves by licensing DACTrak on our customized pc tablet.

•

Develop the infrastructure to support growth to other markets and applications.

•

Provide regulatory agencies and businesses with an automated tool that can be used directly by the agency or business to provide consistent and reliable data collection and analysis of field information and the methodology to manage and update data.

•

Provide training seminars.

•

Develop training materials and publications for purchase.

•

Provide licensing or subscription based use of  DACTrak and the DAC pc tablet.

Employees

Disability Access Corporation currently has three employees and three independent consultants.

Through our subsidiary, Disability Access Consultants, Inc., we have an additional seven full time employees and three independent consultants who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available.

Barbara Thorpe has extensive experience in accessibility solutions and assisting individuals with disabilities.  She serves as President, and along with her management responsibilities provides the vision to our IT Department to develop and expand the automated inspections systems.

Acquisition Objectives

In addition the DAC business, we also continue to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

Our officer and director will meet personally with management and key personnel of the business opportunity as part of our investigation.  We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

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

Other Business Developments

Effective November 8, 2004 we entered into a stock exchange agreement to acquire all of the outstanding stock of Glove Box™, Inc. from two parties. In January, 2005 we issued 2,500,000 shares of Series B preferred stock and 7,500,000 shares of Series C preferred stock for all of the outstanding stock of The Glove Box, Inc. The preferred shares have been valued at an aggregate of $100,000. We also assumed net liabilities of $14,739. The Glove Box had no significant assets or operations, but owns the underlying technology to which we hold marketing licenses. As previously disclosed, we intend to continue to develop the technology.  As a result of this acquisition, we now own the underlying Glove Box technology. The Glove Box™ solves a long standing contamination problem in hospitals and medical offices caused by the normal retrieval and donning of the gloves from a standard glove box. With its patented, free-standing dispenser (looking much like a filing cabinet), users select from three glove sizes, slip their hands through sealed openings into air-filled gloves, then hit a foot switch to release the gloves onto their hands. A significant benefit of the Glove Box™ is its unique design feature that permits the dispensing of un-powdered gloves that, without the use of the Glove Box™, are increasingly the cause of both contamination and communicable health problems. The first prototype was finished during the first quarter of 2004 and the test was successful. On March 10, 2006, Glove Box™, Inc., was granted U.S. Patent number 6,953,130 for the Glove Box™ product.

During the quarter ended June 30, 2008, the Company formed a new subsidiary, PTS Group Limited, a Hong Kong, China Company in preparations to acquire or to enter into a joint venture with a Chinese company.  Management’s focus is to identify and enter into an agreement with the best possible acquisition candidate for the company and its shareholders.

On June 9, 2008, the Company entered into a Letter of Intent to acquire 51% of ChengDu PuJian Medical Equipment Manufacturing Co, Ltd. (“PuJian”).  The Company intended to bring in technical support to upgrade PuJian’s current products as well to bring in more range of medical products including GloveBox™ technologies to PuJian and sell through the well established sales network that PuJian has established in the last several decades. Further, the Company intended to bring addition capital to increase the overall revenue and financial positions of PuJian.  On October 15, 2008, the Company announced its decision to rescind 51% stake proposal in PuJian.  After extensive research, the Company’s management consulted with various parties which included legal opinions, accountants and especially a local audit firm. The opinion’s conclusion was, that due to the nature of PuJian’s business model, which is to manufacture OEM products specializing in X-ray systems, which generally have low profit margins due to the Chinese government imposing a limit of profit that the manufacturer can make, and the cost to acquire the 51% controlling shares of PuJian, it would not be economically feasible for the Company to pursue this course.

The Company’s new intent is to form a joint venture between Glove Box Inc.™ and PuJian. The purpose of this joint venture is to develop the third generation of the Glove Box™. A preliminary research opinion regarding the third generation Glove Box™ showed that the unit needs to be more compact, for efficiency, and to serve as an “eco-friendly” unit. The Company believes that the joint venture for development of the third generation Glove Box™ is in the best interest of the shareholders of both companies, and this course will have the additional benefit of eliminating the highly expensive and time-consuming audit requirement of PuJian.

DAC presently is devoting resources to developing alternative commercial uses for its proprietary technology and product development software. Towards this end, the Board of Directors has elected to expand its software customer market base into Asia where certain parties have shown great interest in the Company’s proprietary technology. Accordingly, the Company has sent representatives to China to establish the basis for introducing our products and services and has continued discussions with interested parties, to which efforts the Company believes will be productive post the global economic crisis. The Company’s Board feels this future expansion opportunity will help maximize growth opportunities as well as yielding enhanced shareholder value for the long term. DAC has certain long term client contract relations, which provides an excellent baseline of annual revenue and continues to expand its client base among public and private entities. DAC has several contracts in the final stage of negotiations, for the current fiscal year, and will inform shareholders when finalized.  In addition, pending Federal government funding and allocation, DAC is a candidate for a very significant services contract to the Federal Government. Further, the Company continues to receive solicitations from both private and state government sectors to make its proprietary software available for licensed use. Management feels strongly that it will be the same within Asia. The potential licensing of the software has been a key long-term business goal of DAC and the demand has been deemed to be large enough to warrant continued and further development of that business opportunity.  The ability of DAC to continue operations is dependent upon its ability to successfully appoint key management and secure additional financing.

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

Corporate Offices

Our executive office is located at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  For corporate information email investorrelations@ptspi.com.

Employees

During the fiscal year ended December 31, 2008, PTS had three employees and three consultants.  Through our subsidiaries, we have an additional three full time employees who serve in administrative positions and seven full time employees serving in staff positions. Management intends to hire additional employees only as needed and as funds are available. In such cases, compensation to management and employees will be considered with prevailing wages for services rendered.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below before deciding to purchase shares of our common stock. If any of the events, contingencies, circumstances or conditions described in the risks below actually occurs, our business, financial condition or results of operations could be seriously harmed.

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

Business concentrations.

Credit risk:

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. We place our cash with high quality financial institutions and, at times, balances may exceed the FDIC $250,000 insurance limit. We extend credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, if required.

Customers:

During 2008, one customer accounted for 53% of our revenue. During 2007, one customer accounted for a total of 44% of our revenue. No other customer accounted for more than 10% of revenue during 2008 and 2007.

At December 31, 2008, three customers accounted for a total of 89% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2008.

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

Potential fluctuations in annual operating results.

Our annual operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry.  Our annual results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters.  Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future years.

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

We pay no cash dividends.

We have never declared nor paid cash dividends on our capital stock.  We currently intend to retain any earnings for funding growth; however, these plans may change depending upon capital raising requirements.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative affect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

We are not likely to succeed unless we can overcome the many obstacles we face.

Investors should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

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

ITEM 2.

PROPERTIES.

The Company owns no real property.  We lease office space at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102, on a month-to-month basis at a rate of US $375.00 per month. Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “PTSH”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter of the years ended December 31, 2008 and 2007, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Calendar Year 2007	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.005 0.003 0.001 0.001	0.005 0.002 0.001 0.001
Calendar Year 2008	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.002 0.002 0.001 0.0009	0.002 0.002 0.001 0.0007

As of April 13, 2009, we had 1,204,085,295 shares of our common stock outstanding.  Our shares of common stock are held by approximately 284 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2008 – December 31, 2008	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with other sections of this Form 10-K including Part 1, “Item 1: Business” and Part II, “Item 8: Financial Statements and Supplementary Data.”  Various sections of management’s discussion and analysis (“MD&A”) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in this report, as well as factors not within our control. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

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

•

Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007.  A brief description of certain aspects, transactions and events is provided.

•

Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2008.

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

Disability Access Consultants, Inc. (“DAC”), out of an effort to create a system to facilitate and expedite the processes related to inspections based on the regulatory standards for the American with Disabilities Act (ADA), has developed a proprietary web-centric process which can be used for such purpose.  In addition to its original purpose, the process can also be adapted for other areas of regulatory inspection and requirements.  Though DAC’s original business is founded on performing ADA inspections, its efforts to automate the inspection process have resulted in an interactive system which can be readily adapted to a wide range of other regulatory required inspection areas such as but not limited to: Building Inspections, Health Inspections, Mine Safety, OSHA, Fire Inspections, etc.

DAC offers a full continuum of accessibility compliance services, software and automated solutions to comply with the requirements for mandated and recommended services for individuals with disabilities in accordance with federal, state and local laws and regulations.  Services are provided to a broad spectrum and growing number of clients as the concept of “ADA is Everyone’s Business” integrates into a large network of businesses and public entities.

Included in DAC’s automated solution for data collection, processing and reporting is compliance with state and federal accessibility regulations and codes.  DAC currently uses DACTrak by our staff to inspect sites and “process” a compliance report.  DACTrak provides a web based solution for the client to view, interact and manage their compliance data. AcTrak was originally intended to be the intake portion of the software that utilized the labtop tablet.  DACTrak was the automatically generated report and the report management features that utilized the web. Over time, AcTrak has blended into DACTrak and the terms are being used  in a similar capacity and reference. The use of AcTrak was originally designed as a term for using the software on the pc tablet for the actual inspection process.  DACTrak was designed as the data management portion of the software for the clients to update and manage their report.  To avoid confusion, the terms AcTrak and DACTrak were “blended” or combined to refer to the same software, regardless of their use. The software is now named DACTrak. The term DACTrak will be utilized in this document, as applicable.

Critical Accounting Policies.

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

Revenue Recognition

DAC generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, and review of policies and procedures of the client. In all cases, revenue is recognized as earned by the Company.  Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting. For progress-basis contracts, the Company invoices the client when it has completed the specified portion of the agreement, there by, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. Approximately 20% of the revenue generated in 2008 came from progress-based agreements.  The Company generally seeks progress-based agreements when the length of engagement will exceed two months and the size of contract exceeds $25,000.

Software Development Costs

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under our stock option plans.

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. We did not grant any option awards during 2008 or 2007.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products. During the year ended December 31, 2008, we have capitalized $236,135 of costs related to the development of software products which have achieved technological feasibility. No costs were capitalized during 2007. In 2006, DAC expended funds on their tablet software, reaching technical feasibility in January 2007. In 2007, DAC internally utilized the software on its existing clients testing software. In 2008, DAC decided to expand the initial product to be marketed to external users. During 2007 while the staff was using the new software various new solutions, logic pathways, end user functionalities were identified, as these were identified through the course of other normal recurring work specific charges were not recorded as Research and Development and would have been immaterial if those costs had been separately tracked.  The aforementioned solutions and functionalities became the foundation for the product development capitalized in 2008.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our debt instruments are not derivative instruments because they are not readily convertible to cash based on our historical trading volume.

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control over 50% of our voting power.

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

Results of Operations.

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007.

Revenue

Total revenue was $1,417,724 for the year ended December 31, 2008 compared to $1,452,879 during the year ended December 31, 2007, a decrease of $35,155, or 2%. The decrease in revenues was due to a reduction in completed inspections that occurred during the fourth quarter of 2008. Additionally, the Company had initiated a fairly large project which consumed staff time in the fourth quarter, but due to the revenue recognition policies of the Company, the revenue was not recorded until after completion, which was in the first quarter of 2009. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the year ended December 31, 2008 increased by $41,048, or 27%, to $609,476 for the year ended December 31, 2008 from $568,428 for the year ended December 31, 2007. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff increased by $33,044 and travel expense increased by $8,004 during 2008. The increased compensation results from fixed payroll costs which are not significantly affected by short term increases or decreases in inspections.

Selling Expenses

Selling expenses for the year ended December 31, 2008 increased by $16,135, or 27%, to $84,501 for the year ended December 31, 2008 from $68,366 for the year ended December 31, 2007. Selling expenses consist primarily of compensation costs. The increase results from additional personnel assigned to the sales function.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2008 decreased by $590,437, or 36%, to $1,050,554 for the year ended December 31, 2008 from $1,640,991 for the year ended December 31, 2007. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in compensation costs of approximately $392,000 (including a decrease of $356,000 in stock based compensation) consulting fees of approximately $106,000, rent expense of approximately $38,000 and bad debt expense of approximately $46,000.

We do not expect G&A expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense, Income Allocated to Minority Interest, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the year ended December 31, 2008 was a net expense of $494,667 as compared to $374,574 for the year ended December 31, 2007. The increase results primarily from a noncash loss on extinguishment of debt of $224,109, compared to a gain in 2007 of $58,921, and an increase in income allocated to minority interest of $42,402, partially offset by a decrease in the noncash charge for the change in fair value of our derivative liability of $144,619 and a decrease in the noncash charge for finance cost of $49,904. Total noncash expense was $412,170 and $280,451 for 2008 and 2007, respectively.

Net Loss

We reported net loss of $821,474 during the year ended December 31, 2008 as compared with a loss of $1,199,480 for the year ended December 31, 2007. The decrease results from the various increases and decreases described above.

Liquidity and Capital Resources.

As of December 31, 2008, we had a deficiency in working capital of $1,319,378. Cash provided by operations was $167,594 during the year ended December 31, 2008. A loss of $821,474 was offset by a decrease in accounts receivable of $140,709, an increase in accounts payable of $306,300, and by non-cash charges of $56,703 of depreciation and amortization, $100,700 in stock based expense, $32,646 in financing expense, $224,109 of loss attributable to extinguishment of debt and a charge of $108,572 related to the change in fair value of our derivative liability.  Net cash used in investing activities totaled $278,650 for the year ended December 31, 2008, primarily expended on software development. Cash provided by financing activities for the year ended December 31, 2008 was $85,180. Cash proceeds from stock sold were $57,547.

The Company expects to incur substantial additional costs related to ongoing development activities. Our future cash requirements will depend on many factors, including continued progress in our sales and development program, and the cost of product commercialization. Accordingly, we may require external financing to sustain our operations if we cannot continue to achieve a positive cash flow. Success in our future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding and market acceptance for our services as further described above under Item 1 “Risk Factors.”

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing.

Our independent certified public accountants have stated in their report, included in our Form 10-K, that due to our net losses and negative cash flows from operations that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2009. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-19.

ITEM 9.

CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position	Position Held Since
Peter Chin	61	Chief Executive Officer and Chairman of the Board of Directors	2002

The business experience of the person listed above is as follows:

Peter Chin, Chief Executive Officer, President and Chairman of the Board of Directors – Mr. Chin has over 20 years of experience in the financial markets with a focus on corporate finance, advising companies in the United States and China. From 1993 to 2007, Mr. Chin has served on the board of directors of Golden Arrow Group of Companies, USA, a hotel and land management company in China.  In 2001, Mr. Chin served as a consultant for PTS, Inc., a publicly traded holding company and since 2002, he has served as PTS, Inc.’s chief executive officer and chairman of the board of directors. PTS' subsidiary, Glove Box Inc. (www.ptspi.com), owns the rights to patented, revolutionary Glove Box™, the only product that offers contamination reduction through automated glove dispensing. The Glove Box™ system is a free-standing dispenser of disposable latex gloves.

In addition, Mr. Chin currently serves as corporate secretary and a member of the board of directors of International Building Technologies Group, Inc. International Building Technologies Group, Inc. engages in the manufacture and sale of light weight building panels used in construction worldwide. It also provides customers with architectural design, panel supply, installation supervision, engineering, training, and technical support

Mr. Chin has served on the board of director and as Chief Executive Officer of Disability Access Corporation since 2006

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 for services rendered in all capacities to PTS, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Chin Chief Executive Officer	2008	177,500	-	-	-	-	-	-	177,500
	2007	187,500	-	120,000(1)	-	-	-	-	307,500
	2006	228,500	-	-	-	-	-	-	228,500

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2009 the beneficial ownership of any class of the Company’s outstanding stock; (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.  Unless otherwise indicated, the address for each of these stockholders is c/o PTS, Inc., 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

Name and Address	Number of Shares Beneficially Owned	Class	Percentage of Class(1)
Peter Chin Chief Executive Officer and Chairman of the Board of Directors	100,001 6,583,333 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	* 56% 100%
All directors and executive officers (one person)	100,001 6,583,333 15,000,000	Common Stock Series A Preferred Stock Series D Preferred Stock	* 56% 100%
Sandy Chin (2)	2,550,043 855,600	Common Stock Series A Preferred Stock	* 8%
Majestic Safe-T-Products, LTD	5,250,000	Series C Preferred Stock	100%
AWI, Inc.	1,937,500	Series A Preferred Stock	16%
Asmac Financial, Inc.	1,950,000	Series A Preferred Stock	16%
Barbara Thorpe(3)	1,000,000	Series E Preferred Stock	98%
*Denotes less than 1%

(1)

The above percentages are based on 1,204,085,295 shares of common stock, 11,828,933 shares of Series A Preferred Stock, 5,250,000 shares of Series C Preferred Stock, 15,000,000 shares of Series D Preferred Stock and 1,025,225 million shares of Series E Preferred Stock outstanding as of March 20, 2009.

(2)

Peter Chin may be considered the beneficial owner of shares owned by his wife, Sandy Chin.

(3)

Barbara Thorpe currently serves as President and member of the Board of Directors of Disability Access Corporation.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of PTS, Inc.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2008 and 2007 were approximately $35,000 and  $35,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2008 and 2007 were approximately $11,000 and $0, respectively.

PART IV.

ITEM 15.

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

PTS, Inc. By: /s/ Peter Chin Peter Chin Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Dated: April 15, 2009

PTS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

:

We have audited the accompanying consolidated balance sheets of PTS, Inc as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTS, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the two years ended December 31, 2008 and 2007, in conformity with generally accepted accounting principles in the United States.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Las Vegas, NV

April 13, 2009

PTS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash	$ 116,987	$ 142,863
Accounts receivable, net of allowance of $1,448 and $32,885	240,457	352,678
Other current assets	6,710	4,221
Total current assets	364,154	499,762

Property and equipment, net of accumulated
depreciation of $178,265 and $152,409	367,825	169,676

Goodwill	908,712	908,712
Deposits	5,260	10,513

TOTAL ASSETS	$ 1,645,951	$ 1,588,663

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 181,776	$ 159,694
Accrued expenses	412,817	314,425
Advances payable	4,732	6,522
Convertible notes payable, current portion, net of unamortized
discount of 15,318 and $14,002	408,269	335,587
Convertible notes payable - related party	342,537	220,000
Notes payable	36,935	59,609
Notes payable, related party	179,202	-
Lease payable, current portion	2,483	6,195
Total current liabilities	1,568,751	1,102,032

Note payable, related party	-	229,738
Convertible notes payable, current portion, net of unamortized
discount of 8,753	114,781	-
Lease payable, long term portion	-	2,244
Derivative liability	-	194,146

Total liabilities	1,683,532	1,528,160

Minority interest	208,522	150,608

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 12,303,933 and 13,243,100 shares issued and outstanding	12,304	13,243
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, no shares and 2,250,000 shares issued and outstanding	-	2,250
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,5,250,000 and 7,500,000 shares issued and outstanding	5,250	7,500
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 2,800,000,000 shares
authorized, 1,175,960,295 and 730,057,136 shares issued and outstanding	11,760	7,301
Additional paid-in capital	19,674,860	19,008,404
Accumulated deficit	(19,966,277)	(19,144,803)
Total stockholders' deficit	(246,103)	(90,105)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,645,951	$ 1,588,663

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Sales	$ 1,417,724	$ 1,452,879
Cost of sales	609,476	568,428

Gross profit	808,248	884,451

Selling expense	84,501	68,366
General and administrative expense	1,050,554	1,640,991

Total operating expense	1,135,055	1,709,357

Loss from operations before
interest and other expense	(326,807)	(824,906)

Interest income	180	4,070
Income allocated to minority interest	(46,843)	(4,441)
Finance cost	(32,646)	(81,740)
Interest expense	(82,677)	(98,193)
(Loss) gain on extinguishment of debt	(224,109)	58,921
Change in fair value of derivative liability	(108,572)	(253,191)

Net loss	$ (821,474)	$ (1,199,480)

Net loss per basic and diluted share	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	986,604,672	565,128,914

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, January 1, 2007	29,500,000	$ 29,500	375,619,324	$ 3,756	$18,242,461	$ (17,945,323)	$ 330,394

Shares sold for cash	-	-	179,250,000	1,793	334,596	-	336,389

Common shares issued for services	-	-	50,500,312	505	137,845	-	138,350

Preferred shares issued for services	11,000,000	11,000	-	-	164,000	-	175,000

Preferred shares issued to repay
related party debt	355,600	355	-	-	10,365	-	10,720

Conversion of preferred to common	(1,862,500)	(1,862)	124,687,500	1,247	615	-	-

Employee stock compensation	-	-	-	-	59,477	-	59,477

Reclassify derivative liability	-	-	-	-	59,045	-	59,045

Net loss	-	-	-	-	-	(1,199,480)	(1,199,480)

Balance, December 31, 2007	38,993,100	38,993	730,057,136	7,301	19,008,404	(19,144,803)	(90,105)

Shares sold for cash	-	-	71,945,587	719	56,828	-	57,547

Common shares cancelled	-	-	(750,000)	(8)	8		-

Common shares issued for services	-	-	58,000,000	580	97,120	-	97,700

Preferred shares issued for accrued
compensation	1,083,333	1,083	-	-	96,417	-	97,500

Conversion of debt	-	-	97,520,072	976	63,320	-	64,296

Beneficial conversion feature of
convertible debt	-	-	-	-	42,715	-	42,715

Conversion of preferred to common	(6,522,500)	(6,522)	219,187,500	2,192	4,330	-	-

Employee stock compensation	-	-	-	-	3,000	-	3,000

Reclassify derivative liability	-	-	-	-	302,718	-	302,718

Net loss	-	-	-	-	-	(821,474)	(821,474)

Balance, December 31, 2008	33,553,933	$ 33,554	1,175,960,295	$ 11,760	$19,674,860	$ (19,966,277)	$ (246,103)

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Cash flows from operating activities:
Net loss	$ (821,474)	$ (1,199,480)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	56,703	57,589
Bad debts	(28,488)	18,178
Issuance of shares for services	97,700	433,350
Compensation from stock awards	3,000	59,477
Amortization of beneficial conversion feature (finance costs)	32,646	81,740
Loss on extinguishment of debt	224,109	(58,921)
Security deposit applied to rent	-	8,676
Income attributable to minority interest	46,843	4,441
Change in fair value of derivative liability	108,572	253,191
Decrease (increase) in assets:
Accounts receivable	140,709	(199,544)
Other current assets	(2,489)	11,643
Deposits	5,253	(14,129)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	306,300	182,204
Advances payable	(1,790)	-

Cash provided by (used in) operating activities	167,594	(361,585)

Cash flows from investing activities:
Cash paid for fixed assets and capitalized software development	(278,650)	(22,338)

Cash used in investing activities	(278,650)	(22,338)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	9,000	336,389
Proceeds from sale of common stock	48,547	-
Payments on notes and leases	(33,629)	(14,642)
Notes payable - related parties	13,500	80,000
Payments on related party notes	(40,238)	(40,262)
Notes payable - other	48,000	150,000
Advances payable	40,000	-
Advances from (repayments to) related parties	-	(23,042)

Cash provided by financing activities	85,180	488,443

Net (decrease) increase in cash	(25,876)	104,520
Cash, beginning of period	142,863	38,343
Cash, end of period	$ 116,987	$ 142,863

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 23,303	$ 52,715

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Debenture principal converted to common stock	$ 55,594	$ -
Debenture principal converted to subsidiary common stock	11,071	26,167
Note principal and interest converted to common stock	8,404	-
Derivative liability reclassified to equity upon conversion of debt	77,739	59,045
Derivative liability reclassified to equity upon reassessment of
derivative status	224,979	-
Related party payable settled through issuance of preferred
stock		10,720
Increase in carrying value of notes payable upon extinguishment
of debt	224,109	-
Accrued interest expense added to principal amount of debt	87,624	-
Equity based discount on debt	42,715	-
Distribution of fixed asset to related party as repayment of debt	23,798	-
Preferred stock issued as payment of accrued salaries	97,500	-
Convertible notes issued for advances payable	40,000	-

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., PTS Technologies, Inc. and PTS Group Limited are all inactive subsidiaries.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, we have experienced recurring net operating losses, had a net loss of $821,474 for the year ended December 31, 2008, and have a working capital deficiency of $1,319,378 as of December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and no bank account balance exceeds the federally insured limit at December 31, 2008. We do not have any cash equivalents at December 31, 2008 or 2007.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Revenue Recognition

DAC generates revenue from services regarding compliance with state, federal and local accessibility codes.  Services include inspections of facilities, production of accessibility reports, consultation, expert witness services, and review of policies and procedures of the client. In all cases, revenue is recognized as earned by the Company.  Though contracts may vary between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company does not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting. For progress-basis contracts, the Company invoices the client when it has completed the specified portion of the agreement, there by, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue is not recognized until this criteria is met. Approximately 20% of the revenue generated in 2008 came from progress-based agreements.  The Company generally seeks progress-based agreements when the length of engagement will exceed two months and the size of contract exceeds $25,000.

Concentrations

Credit risk:

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. We place our cash with high quality financial institutions and, at times, balances may exceed the current FDIC $250,000 insurance limit. We extend credit based on an evaluation of a customer's financial condition, generally without collateral. Exposure to losses on accounts receivable is principally dependent on each customer's financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, if required.

Customers:

During 2008, one customer accounted for 53% of our revenue. During 2007, one customer accounted for 44% of our revenue. No other customer accounted for more than 10% of revenue during 2008 and 2007. The loss of this customer could have a material adverse effect on our financial position and results of operations.

At December 31, 2008, three customers accounted for a total of 89% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2008.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2008 and 2007 since the effect would be anti-dilutive. There were 4,385,811,081 and 4,157,002,500 common stock equivalents outstanding at December 31, 2008 and 2007, respectively (see Note 6).

Software Development Costs

Costs incurred internally in creating a computer software product are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.

During the year ended December 31, 2008, we have capitalized $236,135 of costs related to the development of software products for which technological feasibility was achieved in January of 2007. No costs were capitalized during 2007. The costs are being amortized over their five year estimated economic life.

Income Taxes

We have adopted the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

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

We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods. We did not grant any option awards during 2008 or 2007.

Potential Derivative Instruments

We periodically assess our financial and equity instruments to determine if they require derivative accounting. Instruments which may potentially require derivative accounting are conversion features of debt and common stock equivalents in excess of available authorized common shares.

We have determined that the conversion features of our debt instruments are not derivative instruments because they are not readily convertible to cash based on our historical trading volume.

We have determined that common stock equivalents in excess of available authorized common shares are not derivative instruments due to the fact that an increase in authorized shares is within our control because our chief executive officer, Peter Chin, and his spouse control over 50% of our voting power.

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

The following table sets forth the Company’s financial liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company designates cash equivalents as Level 1. As of December 31, 2008 and 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Conversion option liability	$-	$-	$-	$-

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (detachable warrants and conversion option liabilities) for the year ended December 31, 2008.

Balance at beginning of period	$194,146
Change in fair value of conversion option	108,572
Reclassification to equity upon conversion	(77,739)
Reclassification to equity upon reassessment	(224,979)

Balance at end of period	$-

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company’s stock price from December 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force No. 07-5 (EITF 07-5), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market. The statement is effective for fiscal years beginning after December 15, 2008 and is to be applied to outstanding instruments upon adoption with the cumulative effect of the change in accounting principle recognized as an adjustment to the opening balance of retained earnings. The Company has assessed its outstanding equity-linked financial instruments and has concluded that the adoption of EITF 07-05 will not have a material impact on its consolidated financial statements.

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

All of the notes described above that were due on December 31, 2008 were extended to December 31, 2009 on January 1, 2009.

During 2008 Peter Chin’s spouse advanced to us an aggregate of $13,500 pursuant to five individual 12% demand promissory notes, for working capital purposes. Four notes aggregating $10,500 were repaid. As of December 31, 2008 the remaining principal balance of the notes was $3,000 and accrued interest on the notes payable is $343.

During 2008 Peter Chin’s spouse advanced to us $3,000 for working capital purposes. The advance bore no interest and was repaid.

On July 1, 2008 we issued 1,083,333 shares of Series A preferred stock to Peter Chin as payment of $97,500 of accrued salaries.

During 2008, we paid $53,536 of principal and $8,548 of accrued interest to an officer of DAC. The payments made included the non-cash distribution of a vehicle valued at $23,798. As of December 31, 2008 the principal balance of this note was $176,202 and accrued interest on the note payable is $5,026.

During the year ended December 31, 2007 we received an aggregate of $80,000 pursuant to demand promissory notes issued to Peter Chin. All notes bear interest at 16% per year and incur an initial loan fee of 6% of principal advanced. During the year, we repaid principal of $20,000, plus interest of $1,446. At December 31, 2007, the outstanding principal and accrued interest was $60,000 and $12,249, respectively. These amounts were combined into a single note at January 1, 2008.

NOTE 4 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

On October 9, 2007, the Company filed an amendment to the articles of incorporation with the state of Nevada to increase the authorized number of shares of the Company’s common stock from 1,800,000,000 to 2,800,000,000 shares.  In addition, the par value of the common stock was reduced from $0.001 to $0.00001 per share.

We have designated 20,000,000 shares of Series A preferred stock, $0.001 par value, each share convertible to 75 shares of common stock. Each share of Series A preferred stock has voting rights equal to 75 shares of common stock.

We have designated 20,000,000 shares of Series B preferred stock, $0.001 par value, each share convertible to 15 shares of common stock. Each share of Series B preferred stock has no voting rights.

We have designated 7,500,000 shares of Series C preferred stock, $0.001 par value, each share convertible to 15 shares of common stock. Each share of Series C preferred stock has no voting rights.

We have designated 20,000,000 shares of our preferred stock as Series D preferred stock, $0.001 par value. Each share of the Series D preferred stock is not convertible to common stock.

We have designated 5,000,000 shares our preferred stock as Series E preferred stock, $0.001 par value. Each share of the Series E Preferred Stock is convertible into one dollar ($1.00) worth of common stock.

We have designated 5,000,000 shares of our preferred stock as Series F preferred stock, $0.001 par value.  The Series F Preferred Stock has redeemable rights.

We have designated 5,000,000 shares of our preferred stock as Series G preferred stock, $0.001 par value.

During the year ended December 31, 2008:

We issued 20,000,000 shares of common stock for cash proceeds of $9,000. These shares were issued pursuant to the Company's Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $3,000 has been recorded in the statement of operations.

We sold 51,945,587 shares of common stock for net cash proceeds of $48,547.

We issued 58,000,000 shares of common stock, valued at $97,700, for services.

We issued 97,520,072 shares of common stock upon conversion of $64,296 of debt and accrued interest.

We issued 151,687,500 shares of common stock pursuant to the conversion of 2,022,500 shares of Series A preferred stock.

We issued 33,750,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series B preferred stock.

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

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matures on June 30, 2009. The note is convertible into DBYC common stock (ticker symbol “DBYC”) at a 50% discount to market and due to this variability the embedded conversion option is accounted for under EITF issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" . We have accounted for the embedded conversion option as a derivative liability until November 15, 2008 at which time we determined that the conversion option was no longer a derivative instrument since it was not readily convertible to cash. Accordingly, the embedded conversion option was marked to market through earnings at the end of each reporting period and through November 15, 2008 at which time the liability of $224,979 was reclassified to additional paid-in capital. The conversion option was valued using the Black-Scholes valuation model. For the years ended December 31, 2008 and 2007, the Company recorded an expense of $108,572 and $253,191, respectively, representing the change in the value of the embedded conversion option.

During the year ended December 31, 2008 the holder of the debenture converted $11,071 of principal into 221,405,400 shares of the subsidiary’s common stock. This amount has been classified as a minority interest in the financial statements at June 30, 2008. As a result of the conversions, we have reclassified an aggregate of $77,739 of our derivative liability to additional paid in capital. This amount represents the fair value of the derivative liability related to the conversions on the dates of the conversions.

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

On January 1, 2008, a note and related accrued interest were combined into a single convertible note in the amount of $54,591. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2008, a debenture and related accrued interest payable to Peter Chin were combined into a single convertible debenture in the amount of $195,200. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

On January 1, 2008, a note and related accrued interest were combined into a single convertible note in the amount of $23,133. The note bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2008, debentures and related accrued interest issued by DAC were combined into new convertible debentures in the aggregate amount of $104,821. The debentures bear interest at 8%, are due on December 31, 2008 and are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the year ended December 31, 2008 $35,233 of principal was converted into 35,000,000 shares of our common stock.

On January 1, 2008, the debenture and related accrued interest issued by a subsidiary, Glove Box, Inc., were combined into a single convertible debenture in the amount of $20,361. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. During the year ended December 31, 2008 $20,361 of principal and $298 of accrued interest was converted into 38,507,930 shares of our common stock and the note was retired.

On January 1, 2008, a debenture and related accrued interest were combined into a single convertible debenture in the amount of $63,022. The debenture bears interest at 8%, is due on December 31, 2008 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. Prior to January 1, 2008, the conversion rate was 80%. We have recorded a loss on extinguishment of debt in the amount of $65,491, which represents the fair value on the conversion feature on January 1, 2008. This amount has been added to the carrying value of the debt.

On January 7, 2008 we executed a convertible promissory note in the amount of $10,000. The note bears interest at 8%, is due on January 7, 2009 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $10,000 attributable to this note which is being amortized over the term on the note.

On March 25, 2008 we executed a convertible promissory note in the amount of $8,000. The note bore interest at 8%, was due on March 24, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. On November 11, 2008 principal and accrued interest aggregating $8,404 was converted into 24,012,142 shares of common stock. We have recognized a beneficial conversion feature of $3,429 attributable to this note which has been fully amortized to the date of conversion.

On July 1, 2008 we executed a convertible promissory note in the amount of $10,000. The note bears interest at 8%, is due on June 30, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $4,286 attributable to this note which is being amortized over the term of the note.

On November 10, 2008 we executed a convertible promissory note in the amount of $5,000. The note bears interest at 8%, is due on December 31, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $5,000 attributable to this note which is being amortized over the term of the note.

On November 13, 2008 we executed a convertible promissory note in the amount of $10,000. The note bears interest at 8%, is due on December 31, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $10,000 attributable to this note which is being amortized over the term of the note.

On November 18, 2008 we executed a convertible promissory note in the amount of $10,000. The note bears interest at 8%, is due on December 31, 2011 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $10,000 attributable to this note which is being amortized over the term of the note.

On November 18, 2008, noninterest bearing working capital advances aggregating $30,000 were combined into three convertible notes in the amount of $10,000 each. The notes bear interest at 8%, are due on December 31, 2011 and are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. Prior to November 18, there was no conversion feature. We have recorded a loss on extinguishment of debt in the amount of $83,534, which represents the fair value on the conversion feature on November 18, 2008. This amount has been added to the carrying value of the debt.

During 2008 Peter Chin’s spouse advanced to us an aggregate of $13,500 pursuant to five individual 12% demand promissory notes, for working capital purposes. Four notes aggregating $10,500 were repaid.

During 2008 we executed a 12% demand promissory note in the amount of $5,000. All of the notes described above that were due on December 31, 2008 were extended to December 31, 2009 on January 1, 2009.

We have received advances aggregating $250,000 from an officer of DAC during the six months ended June 30, 2006. On June 30, 2006 these advances were converted to notes payable bearing interest at 9% and due June 30, 2009. At December 31, 2008 the principal balance of this note is $176,202.

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (6% at December 31, 2008), payable monthly. The current balance as of December 31, 2008 is $31,935 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at December 31, 2008.

Principal amount of debt matures as follows:

2009	$841,686
2010	-
2011	40,000
$881,686

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of December 31, 2008, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 2,762,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 7,538,933 shares of Series A Preferred Stock that are convertible into 565,419,975 common shares of the Company.  Peter Chin also holds debt convertible into 937,716,359 shares of common stock at December 31, 2008. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse will not convert any of their preferred shares or the debt.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and his spouse, our remaining common stock equivalents exceed our common shares available for issuance by approximately 1,259,000,000. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and his spouse have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at December 31, 2008.

NOTE 7 - INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely- than-not to be sustained based solely on its technical merits no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

As of December 31, 2008 we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will no sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $89,000 and $255,000 during the years ended December 31, 2008 and 2007, respectively.

Significant components of the Company's deferred income tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred income tax asset:
Net operating loss carryforward	$2,127,000	$2,038,000
Valuation allowance	(2,127,000)	(2,038,000)

Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2008	2007
Tax expense at the U.S. statutory
income tax rate	(34%)	(34%)
Increase in valuation allowance	34%	34%

Effective income tax rate	-	-

Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48". The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

The Company has not filed income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its US federal returns. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 8 – PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation at December 31, 2008 and 2007 consists of the following:

	2008	2007
Furniture and fixtures	$11,631	$11,631
Equipment	202,737	214,867
Software	331,722	95,587
	546,090	322,085
Accumulated depreciation	(178,265)	(152,409)
Net book value	$367,825	$169,676

Depreciation expense was $56,703 and $57,589 for the years ended December 31, 2008 and 2007, respectively.

During 2006, we acquired property and equipment in the amount of $17,261, pursuant to a capital lease. The depreciation on this equipment is included in the expense reported above.  Our capital lease obligation matures in 2009.

Approximate amortization of software costs for the next five years is as follows: 2009, $66,000; 2010, $64,000; 2011, $47,000; 2012, $47,000; and 2013, $24,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

All of our operating leases are either on a month to month basis or expire during 2009.  Future minimum lease payments are $120,842.

Rent expense for the years ended December 31, 2008 and 2007 was $91,501 and $131,144, respectively.

NOTE 10 - STOCK-BASED COMPENSATION

During March 2005, we adopted the Employee Stock Incentive Plan for the Year 2005. Pursuant to the Plan, we may grant stock options and common stock awards to employees. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 660,350,000, shares remaining as of December 31, 2008.  During the fourth quarter of 2007, the Company noted a typographical error in the Employee Stock Incentive Plan for the Year 2005 that the word consultant was not included. On December 7, 2007 the Company amended the Employee Stock Incentive Plan for the Year 2005 to correct the typographical error that consultants are eligible for stock awards and have been eligible since inception of the plan.

NOTE 11 – SUBSEQUENT EVENTS

During January 2009 all notes payable that were due on December 31, 2008 were extended to December 31, 2009.

During January 2009 we issued 25,225 shares of Series E preferred stock as payment for services.

During March 2009 we issued 28,125,000 shares of common stock pursuant to the conversion of 375,000 shares of Series A preferred stock.