Form 10-Q
period 2009-03-31
PTS INC/NV/
filed 2009-05-20
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 18, 2009, the issuer had 1,237,835,295 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current assets
Cash	$ 103,721	$ 116,987
Accounts receivable, net of allowance of $1,448 and $1,448	200,990	240,457
Other current assets	7,167	6,710
Total current assets	311,878	364,154

Property and equipment, net of accumulated
depreciation of $205,680 and $178,265	359,153	367,825

Goodwill	908,712	908,712
Deposits	5,260	5,260

TOTAL ASSETS	$ 1,585,003	$ 1,645,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 150,377	$ 181,776
Accrued expenses	413,180	412,817
Advances payable	14,558	4,732
Convertible notes payable, current portion, net of unamortized
discount of $11,009 and $15,318	140,419	408,269
Convertible notes payable - related party	153,117	342,537
Notes payable	29,724	36,935
Notes payable, related party	171,200	179,202
Advances payable - related party	9,000
Lease payable, current portion	1,393	2,483
Total current liabilities	1,082,968	1,568,751

Convertible notes payable, current portion, net of unamortized
discount of $8,762 and $8,753	414,593	114,781
Convertible notes payable - related party	210,816	-

Total liabilities	1,708,377	1,683,532

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
11,928,933 and 12,303,933 shares issued and outstanding	11,929	12,304
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized,
no shares and 2,250,000 shares issued and outstanding	-	-

Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, 5,250,000 shares issued and outstanding	5,250	5,250
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,025,225 and 1,000,000 shares issued and outstanding	1,025	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized,
no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding
Common stock, $0.00001 par value; 2,800,000,000 shares
authorized, 1,204,085,295 and 1,175,960,295 shares issued and outstanding	12,041	11,760
Additional paid-in capital	19,700,154	19,674,860
Accumulated deficit	(20,072,425)	(19,966,277)
Total PTS, Inc. stockholders' deficit	(327,026)	(246,103)
Noncontrolling interest	203,652	208,522

Total stockholders' deficit	(123,374)	(37,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,585,003	$ 1,645,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

Sales	$ 283,156	$ 280,725
Cost of sales	126,205	144,023

Gross profit	156,951	136,702

Selling expense	20,000	20,561
General and administrative expense	216,893	261,748

Total operating expense	236,893	282,309

Loss from operations before
interest and other expense	(79,942)	(145,607)

Interest income	-	180
Finance cost	(4,301)	(14,068)
Interest expense	(18,571)	(22,983)
Loss on extinguishment of debt	(8,204)	(140,575)
Change in fair value of derivative liability	-	(136,561)

Net loss	(111,018)	(459,614)

Net loss (income) attributable to the noncontrolling interest	4,870	(11,685)

Net loss attributable to PTS, Inc. common stockholders	(106,148)	(471,299)

Net loss per basic and diluted share	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	1,182,210,295	815,368,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$ (106,148)	$ (471,299)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	27,415	14,959
Bad debts	-	(29,137)
Issuance of shares for services	25,225	56,200
Compensation from stock awards	-	3,000
Amortization of beneficial conversion feature (finance costs)	4,300	14,068
Loss on extinguishment of debt	8,204	140,575
(Loss) income attributable to minority interest	(4,870)	11,685
Change in fair value of derivative liability	-	136,561
Decrease (increase) in assets:
Accounts receivable	39,467	100,920
Other current assets	(457)	(5,231)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	4,817	63,944
Advances payable	(174)	(554)

Cash (used) provided by operating activities	(2,221)	35,691

Cash flows from investing activities:
Cash paid for fixed assets	(18,743)	(61,913)

Cash used in investing activities	(18,743)	(61,913)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	-	9,000
Payments on notes and leases	(3,300)	(7,489)
Payments on related party notes	(8,002)	(24,538)
Notes payable - other	-	8,000
Advances payable	10,000	20,000
Advances payable – related party	9,000	-

Cash provided by financing activities	7,698	4,973

Net decrease in cash	(13,266)	(21,249)
Cash, beginning of period	116,987	142,863
Cash, end of period	$ 103,721	$ 121,614

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 9,355	$ 6,004

Non-Cash Financial Activity:

Debenture principal converted to common stock	$ -	$ 24,733
Debenture principal converted to subsidiary common stock	-	11,071
Derivative liability reclassified to equity upon conversion of debt	-	77,739
Increase in carrying value of notes payable upon extinguishment
of debt	8,204	140,575
Accrued interest expense added to principal amount of debt	35,853	87,624
Equity based discount on debt	-	3,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced recurring net operating losses, had a net loss of $106,148 for the three months ended March 31, 2009, and have a working capital deficiency of $771,090 as of March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

Customers:

During 2009, four customers accounted for 85% of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customer could have a material adverse effect on our financial position and results of operations.

At March 31, 2009, four customers accounted for a total of 94% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at March 31, 2009.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three month periods ended March 31, 2009 and 2008 since the effect would be anti-dilutive. There were 5,304,490,281 and 2,130,576,049 common stock equivalents outstanding at March 31, 2009 and 2008, respectively (see Note 6).

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

During the three months ended March 31, 2009, we have capitalized $18,743 of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

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

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation. The reclassifications had no impact on net loss.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to Related Parties

On January 1, 2009, a note and related accrued interest payable to Peter Chin, our sole officer and director, were combined into a single convertible note in the amount of $78,033. The note bears interest at 8%, is due on December 31, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2009, a debenture and related accrued interest payable to Peter Chin were combined into a single convertible debenture in the amount of $210,816. The debenture bears interest at 8%, is due on January 1, 2012 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

During 2009 Peter Chin’s spouse advanced to us an aggregate of $9,000 for working capital purposes. The advances bear no interest.

NOTE 4 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

During the three months ended March 31, 2009:

We issued 25,225 shares of Series E preferred stock, valued at $25,225, for services.

We issued 28,125,000 shares of common stock pursuant to the conversion of 375,000 shares of Series A preferred stock.

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

On January 1, 2009, a note and related accrued interest payable to Peter Chin, our sole officer and director, were combined into a single convertible note in the amount of $78,033. The note bears interest at 8%, is due on December 31, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2009, a note and related accrued interest were combined into a single convertible note in the amount of $58,959. The note bears interest at 8%, is due on December 31, 2011 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2009, a debenture and related accrued interest payable to Peter Chin were combined into a single convertible debenture in the amount of $210,816. The debenture bears interest at 8%, is due on January 1, 2012 and is convertible into our common stock, at the option of the holder, at a 50% discount to the current market price of our stock at the date of conversion.

On January 1, 2009, a note and related accrued interest were combined into a single convertible note in the amount of $24,984. The note bears interest at 8%, is due on December 31, 2011 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2009, debentures and related accrued interest issued by DAC were combined into new convertible debentures in the aggregate amount of $72,324. The debentures bear interest at 8%, are due on December 31, 2011 and are convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2009, a debenture and related accrued interest were combined into a single convertible debenture in the amount of $68,064. The debenture bears interest at 8%, is due on December 31, 2011 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 7, 2009 we extended the due date of a convertible promissory note in the amount of $10,000. from January 7, 2009 to December 31, 2011.

On January 1, 2009, a note and related accrued interest were combined into a single convertible note in the amount of $5,461. The note bears interest at 8%, is due on December 31, 2009 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recorded a loss on extinguishment of debt in the amount of $8,204, which represents the fair value on the conversion feature on January 1, 2009. This amount has been added to the carrying value of the debt.

During 2009 we repaid $8,002 of principal and $8,900 of interest to an officer of DAC.

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of March 31, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 3,709,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 7,538,933 shares of Series A Preferred Stock that are convertible into 565,419,975 common shares of the Company.  Peter Chin also holds debt convertible into 1,165,220,816 shares of common stock at March 31, 2009. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse have agreed to limit the conversion of preferred shares or debt to approximately 1% of the outstanding shares per quarter.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and his spouse, our remaining common stock equivalents exceed our common shares available for issuance by approximately 1,978,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and his spouse have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at March 31, 2009.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2009 we issued 33,750,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series C preferred stock.

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

From January 1, 2008 through December 31, 2008, the Company has benefited, and continues to benefit from a contract with a large international fast food chain.  During the aforementioned period the Company enjoyed approximately 53% of its gross revenue from this client. For the three months ended March 31, 2009, this client was responsible for 13% of our revenues. We expect this client to continue to comprise a significant portion of our revenues in the coming year. While confidentiality provisions limit reference to the clients name the client is contractually committed to retain DAC’s services related to approximately 4,000 locations.  The agreement is not exclusive and does not carry a calendar term; however, it is on an as-available basis and, as such, tends to flow seasonally in parallel with construction seasons. DAC charges client an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the company has had quarters where the activity from the client was nominal, and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Additionally, there are no material fixed costs associated with the inspections of food chain facilities. Therefore, the absence of work from said client represents opportunity loss rather than the incursion of hard dollar costs or unrecoverable incremental costs.

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

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products. During the three months ended March 31, 2009 and 2008, we have capitalized $18,743 and $33,361, respectively, of costs related to the development of software products which have achieved technological feasibility. No costs were capitalized during 2007. In 2006, DAC expended funds on their tablet software, reaching technical feasibility in January 2007. In 2007, DAC internally utilized the software on its existing clients testing software. In 2008, DAC decided to expand the initial product to be marketed to external users. During 2007 while the staff was using the new software various new solutions, logic pathways, end user functionalities were identified, as these were identified through the course of other normal recurring work specific charges were not recorded as Research and Development and would have been immaterial if those costs had been separately tracked.  The aforementioned solutions and functionalities became the foundation for the product development capitalized in 2009 and 2008.

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

Goodwill is accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2009 or 2008.

Results of Operations

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008.

Revenue

Total revenue was $283,156 for the three months ended March 31, 2009 compared to $280,725 during the three months ended March 31, 2008, an increase of $2,431, or 1%. Revenue recognized on the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2009 decreased by $17,818, or 12%, to $126,205 for the three months ended March 31, 2009 from $144,023 for the three months ended March 31, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $14,507 and travel expense decreased by $3,311 from 2008. The decreases result from reductions in overtime costs and location travel costs.

Selling Expenses

Selling expenses for the three months ended March 31, 2009 decreased by $561, or 3%, to $20,000 for the three months ended March 31, 2009 from $20,561 for the three months ended March 31, 2008. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the three months ended March 31, 2009 decreased by $44,855, or 17%, to $216,893 for the three months ended March 31, 2009 from $261,748 for the three months ended March 31, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in compensation costs of approximately $41,000 (including a decrease of $3,000 in stock based compensation) consulting fees of approximately $30,000, travel and entertainment expense of approximately $18,000, offset by a decrease in bad debt recoveries of approximately $40,000.

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

Interest Expense, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended March 31, 2009 was a net expense of $31,076 as compared to $314,007 for the three months ended March 31, 2008. The decrease results primarily from a decrease in a noncash loss on extinguishment of debt of $132,371 and a decrease in the noncash charge for the change in fair value of our derivative liability of $136,561. Total noncash expense was $12,505 and $291,204 for 2009 and 2008, respectively.

Liquidity and Capital Resources

As of March 31, 2009, we had a deficiency in working capital of $771,090. Cash used by operations was $2,221 during the three months ended March 31, 2009. A loss of $106,148 was offset by a decrease in accounts receivable of $39,467 and by non-cash charges of $27,415 of depreciation and amortization, $25,225 in stock based expense, $4,300 in financing expense and $8,204 of loss attributable to extinguishment of debt..  Net cash used in investing activities totaled $18,743 for the three months ended March 31, 2009, expended on software development. Cash provided by financing activities for the three months ended March 31, 2009 was $7,698.

The Company expects to incur substantial additional costs related to ongoing development activities. Our future cash requirements will depend on many factors, including continued progress in our sales and development program, and the cost of product commercialization. Accordingly, we may require external financing to sustain our operations if we cannot continue to achieve a positive cash flow. Success in our future operations are subject to a number of technical and business risks, including our continued ability to obtain future funding and market acceptance for our services.

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

Recent Accounting Pronouncements

December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2008 and 2007, our common stock was sold and purchased at prices that ranged from a high of $0.005 to a low of $0.00071 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three-month period ended March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009

We issued 25,225 shares of Series E preferred stock, valued at $25,225, for services.

We issued 28,125,000 shares of common stock pursuant to the conversion of 375,000 shares of Series A preferred stock.

Subsequent to the quarter ended March 31, 2009

We issued 33,750,000 shares of common stock pursuant to the conversion of 2,250,000 shares of Series C preferred stock.

Issuer’s Repurchases during the Quarter

We did not repurchase any of our securities during the quarters ended March 31, 2008 and 2009.

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

Dated: May 20, 2009

PTS, Inc.
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors