Form 10-Q
period 2009-06-30
PTS INC/NV/
filed 2009-08-19
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(702) 882-3999
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 17, 2009, the issuer had 1,328,428,776 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current assets
Cash	$ 113,835	$ 116,987
Accounts receivable, net of allowance of $1,448 and $1,448	56,902	240,457
Other current assets	500	6,710
Total current assets	171,237	364,154

Property and equipment, net of accumulated
depreciation of $232,667 and $178,265	332,166	367,825

Goodwill	908,712	908,712
Deposits	5,260	5,260

TOTAL ASSETS	$ 1,417,375	$ 1,645,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 121,084	$ 181,776
Accrued expenses	498,348	412,817
Advances payable	15,689	4,732
Convertible notes payable, current portion, net of unamortized
discount of $9,272 and $15,318	142,156	408,269
Convertible notes payable - related party	153,117	342,537
Notes payable	27,504	36,935
Notes payable, related party	156,200	179,202
Advances payable - related party	6,000
Lease payable, current portion	-	2,483
Total current liabilities	1,120,098	1,568,751

Convertible notes payable, long term portion, net of unamortized
discount of $7,969 and $8,753	415,386	114,781
Convertible notes payable - related party	210,816	-

Total liabilities	1,746,300	1,683,532

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 11,608,933 and 12,303,933 shares issued and outstanding, respectively	11,609	12,304
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, 3,000,000 and 5,250,000 shares issued and outstanding, respectively	3,000	5,250

Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, 1,025,225 and 1,000,000 shares issued and outstanding, respectively	1,025	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 2,800,000,000 shares authorized, 1,328,428,776 and 1,175,960,295 shares issued and outstanding, respectively	13,284	11,760
Additional paid-in capital	19,738,598	19,674,860
Accumulated deficit	(20,271,664)	(19,966,277)
Total PTS, Inc. stockholders' deficit	(489,148)	(246,103)
Noncontrolling interest	160,223	208,522

Total stockholders' deficit	(328,925)	(37,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,417,375	$ 1,645,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sales	$ 165,935	$ 498,897	$ 449,091	$ 779,622
Cost of sales	127,421	145,062	253,626	289,085

Gross profit	38,514	353,835	195,465	490,537

Selling expense	19,500	19,603	39,500	40,164
General and administrative expense	230,154	236,643	447,047	498,391

Total operating expense	249,654	256,246	486,547	538,555

(Loss) income from operations before
interest and other expense	(211,140)	97,589	(291,082)	(48,018)

Interest income	-	-	-	180
Finance cost	(13,243)	(855)	(17,544)	(14,923)
Interest expense	(18,285)	(21,321)	(36,856)	(44,304)
Loss on extinguishment of debt	-	-	(8,204)	(140,575)
Change in fair value of derivative liability	-	(197,923)	-	(334,484)

Net loss	(242,668)	(122,510)	(353,686)	(582,124)

Net loss (income) attributable to the noncontrolling interest	43,429	11,983	48,299	298

	(199,239)	(110,527)	(305,387)	(581,826)

Deemed dividend on preferred stock	-	-	(10,090)	-

Net loss attributable to PTS, Inc. common stockholders	$ (199,239)	$ (110,527)	$ (315,477)	$ (581,826)

Net loss per basic and diluted share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	1,255,945,222	929,948,223	1,219,281,446	872,658,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$ (305,387)	$ (581,826)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	54,402	30,085
Bad debts	-	(55,072)
Issuance of shares for services	25,225	65,100
Compensation from stock awards	-	3,000
Amortization of beneficial conversion feature (finance costs)	17,544	14,923
Loss on extinguishment of debt	8,204	140,575
(Loss) income attributable to minority interest	(48,299)	(298)
Change in fair value of derivative liability	-	334,484
Decrease (increase) in assets:
Accounts receivable	183,555	57,803
Other current assets	6,210	(4,417)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	62,095	71,595
Advances payable	957	(554)

Cash provided by operating activities	4,506	75,398

Cash flows from investing activities:
Cash paid for fixed assets	(18,743)	(111,911)

Cash used in investing activities	(18,743)	(111,911)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	-	9,000
Proceeds from sale of common stock	-	14,566
Payments on notes and leases	(6,913)	(14,593)
Payments on related party notes	(23,002)	(24,538)
Notes payable - other	25,000	8,000
Advances payable	10,000	40,000
Advances payable - related party	6,000	3,000

Cash provided by financing activities	11,085	35,435

Net decrease in cash	(3,152)	(1,078)
Cash, beginning of period	116,987	142,863
Cash, end of period	$ 113,835	$ 141,785

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 9,576	$ 10,352

Non-Cash Financial Activity:

Debenture principal converted to common stock	$ -	$ 45,094
Debenture principal converted to subsidiary common stock	-	11,071
Derivative liability reclassified to equity upon conversion of debt	-	77,739
Increase in carrying value of notes payable upon extinguishment
of debt	8,204	140,575
Accrued interest expense added to principal amount of debt	35,853	87,624
Equity based discount on debt	-	3,429
Conversion of notes payable and accrued interest to
common stock	26,404	-
Beneficial conversion feature of convertible note	10,714	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced recurring net operating losses, had a net loss of $305,387 for the six months ended June 30, 2009, and have a working capital deficiency of $948,861 as of June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

Customers:

During 2009 and 2008, three customers accounted for 58% and 68%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At June 30, 2009, two customers accounted for a total of 84% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at June 30, 2009.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by SFAS No. 128, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three and six month periods ended June 30, 2009 and 2008 since the effect would be anti-dilutive. There were 4,134,935,464 and 2,799,113,239 common stock equivalents outstanding at June 30, 2009 and 2008, respectively (see Note 6).

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

During the six months ended June 30, 2009, we have capitalized $18,743 of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

During 2009 Peter Chin’s spouse advanced to us an aggregate of $9,000 for working capital purposes of which $3,000 has been repaid. The advances bear no interest.

NOTE 4 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

During the six months ended June 30, 2009:

We issued 25,225 shares of Series E preferred stock, valued at $25,225, for services. We have recorded a deemed dividend of $10,090 upon issuance of these shares due to the fact that they were initially convertible at a price below that on date of issue.

We issued 85,875,000 shares of common stock pursuant to the conversion of 695,000 shares of Series A preferred stock and 2,250,000 shares of Series C preferred stock

We issued 66,593,481 shares of common stock upon conversion of $25,000 of convertible notes plus $1,404 of accrued interest.

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

On January 7, 2009 we extended the due date of a convertible promissory note in the amount of $10,000 from January 7, 2009 to December 31, 2011.

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

On May 12, 2009 we executed a convertible promissory note in the amount of $25,000. The note bears interest at 10%, is due on May 12, 2010 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion. We have recognized a beneficial conversion feature of $10,714 attributable to this note which is being amortized over twelve months to maturity.

During 2009 we issued 66,593,481 shares of common stock upon conversion of $25,000 of convertible notes plus $1,404 of accrued interest.

During 2009 we repaid $23,002 of principal and $8,900 of interest to an officer of DAC.

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of June 30, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 2,663,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 7,218,933 shares of Series A Preferred Stock that are convertible into 541,419,975 common shares of the Company.  Peter Chin also holds debt convertible into 875,416,241 shares of common stock at June 30, 2009. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse have agreed to limit the conversion of preferred shares or debt to approximately 1% of the outstanding shares per quarter.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and his spouse, our remaining common stock equivalents exceed our common shares available for issuance by approximately 1,246,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and his spouse have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at June 30, 2009.

NOTE 7 – NOTE RECEIVABLE ON SALE OF FORMER SUBSIDIARY

On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company no longer owned an interest in GLCS. The sale price was $349,000, which was paid with a convertible promissory note issued by GLCS. The note was payable in cash or GLCS common stock, at the discretion of GLCS. Payments on the note were due as follows: 2007, $48,000; 2008, $60,000; 2009, $72,000; 2010, $84,000; and 2011, $85,000. Due to the uncertainty of collection of the note, we deferred the entire gain on the sale of GLCS of $349,000 and offset the deferral against the note receivable. The gain was to be recognized as cash payments on the note were received. No cash payments were received and we have fully impaired the receivable at June 30, 2009. Since the gain was deferred, this impairment has no impact on the consolidated financial statements.

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

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a forward stock split of Disability Access Corporation. There are now 2,437,676,200 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a prorata basis. We now own approximately 48% of Disability Access Corporation common stock, but control a majority of voting power.

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

The new version of DACTrak software has automated the entire inspection process and embraces a new business model, which significantly reduces the inspection and report generation time period, improving productivity by factors in excess of 800%, by using the tools and methodologies as generally outline and described below. Disability Access Corporation has created and is currently testing a do-it-yourself self service, subscription based, fully automated process to be used both internally and marketed to the public. We have completed the training manual and training materials for the do-it-yourself self service product and the product was ready for customers in July 2009.

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

From January 1, 2008 through December 31, 2008, the Company has benefited, and continues to benefit from a contract with a large international fast food chain.  During the aforementioned period the Company enjoyed approximately 53% of its gross revenue from this client. For the six months ended June 30, 2009, this client was responsible for 21% of our revenues. We expect this client to continue to comprise a significant portion of our revenues in the coming year. While confidentiality provisions limit reference to the clients name the client is contractually committed to retain DAC’s services related to approximately 4,000 locations.  The agreement is not exclusive and does not carry a calendar term; however, it is on an as-available basis and, as such, tends to flow seasonally in parallel with construction seasons. DAC charges client an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the company has had quarters where the activity from the client was nominal, and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Additionally, there are no material fixed costs associated with the inspections of food chain facilities. Therefore, the absence of work from said client represents opportunity loss rather than the incursion of hard dollar costs or unrecoverable incremental costs.

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

Employees

The Company currently has 2 employees. Through our subsidiary, Disability Access Corporation, we have three employees and three independent consultants and through our subsidiary, Disability Access Consultants, Inc., we have ten employees and one independent consultant who serve in administrative positions. Management intends to hire additional employees only as needed and as funds are available.

Barbara Thorpe has extensive experience in accessibility solutions and assisting individuals with disabilities. Ms. Thorpe serves as President and a member of the board of directors of Disability Access Corporation and, along with her management responsibilities, provides the vision to our IT Department to develop and expand the automated inspections systems.

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

On June 9, 2008, the Company entered into a Letter of Intent to acquire 51% of ChengDu PuJian Medical Equipment Manufacturing Co, Ltd. (“PuJian”).  The Company intended to bring in technical support to upgrade PuJian’s current products as well to bring in more range of medical products including GloveBox™ technologies to PuJian and sell through the well established sales network that PuJian has established in the last several decades. Further, the Company intended to bring addition capital to increase the overall revenue and financial positions of PuJian.  On October 15, 2008, the Company announced its decision to rescind 51% stake proposal in PuJian.  After extensive research, the Company’s management consulted with various parties which included legal opinions, accountants and especially a local audit firm. The opinion’s conclusion was, that due to the nature of PuJian’s business model, which is to manufacture OEM products specializing in X-ray systems, which generally have low profit margins due to the Chinese government imposing a limit of profit that the manufacturer can make, and the cost to acquire the 51% controlling shares of PuJian, it would not be economically feasible for the Company to pursue this course.  The Company’s new intention was to form a joint venture between Glove Box Inc.™ and PuJian. The purpose of this joint venture was to develop the third generation of the Glove Box™; however, due to the global economic circumstances and liquidity constraints, management of both Companies have agreed to place the joint venture on hold indefinitely

DAC presently is devoting resources to developing alternative commercial uses for its proprietary technology and product development software. Towards this end, the Board of Directors has elected to expand its software customer market base into Asia where certain parties have shown great interest in the Company’s proprietary technology. Accordingly, the Company has sent representatives to China to establish the basis for introducing our products and services and has continued discussions with interested parties, to which efforts the Company believes will be productive post the global economic crisis. The Company’s Board feels this future expansion opportunity will help maximize growth opportunities as well as yielding enhanced shareholder value for the long term. DAC has certain long term client contract relations, which provides an excellent baseline of annual revenue and continues to expand its client base among public and private entities. DAC has several contracts in the final stage of negotiations, for the current fiscal year, and will inform shareholders when finalized.  In addition, pending Federal government funding and allocation, DAC is a candidate for a very significant services contract to the Federal Government. Further, the Company continues to receive solicitations from both private and state government sectors to make its proprietary software available for licensed use. Management feels strongly that it will be the same within Asia. The potential licensing of the software has been a key long-term business goal of DAC and the demand has been deemed to be large enough to warrant continued and further development of that business opportunity.  The ability of DAC to continue operations is dependent upon its ability to successfully appoint key management and secure additional financing.

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

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products. During the six months ended June 30, 2009 and 2008, we have capitalized $18,743 and $79,744, respectively, of costs related to the development of software products which have achieved technological feasibility. No costs were capitalized during 2007. In 2006, DAC expended funds on their tablet software, reaching technical feasibility in January 2007. In 2007, DAC internally utilized the software on its existing clients testing software. In 2008, DAC decided to expand the initial product to be marketed to external users. During 2007 while the staff was using the new software various new solutions, logic pathways, end user functionalities were identified, as these were identified through the course of other normal recurring work specific charges were not recorded as Research and Development and would have been immaterial if those costs had been separately tracked.  The aforementioned solutions and functionalities became the foundation for the product development capitalized in 2009 and 2008.

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

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008.

Revenue

Total revenue was $165,935 for the three months ended June 30, 2009 compared to $498,897 during the three months ended June 30, 2008, a decrease of $332,962, or 67%. The decrease resulted from a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2009 decreased by $17,641, or 12%, to $127,421 for the three months ended June 30, 2009 from $145,062 for the three months ended June 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $25,436 and travel expense increased by $7,795 from 2008. The decreases result from reductions in overtime costs.

Selling Expenses

Selling expenses for the three months ended June 30, 2009 decreased by $103, or 1%, to $19,500 for the three months ended June 30, 2009 from $19,603 for the three months ended June 30, 2008. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the three months ended June 30, 2009 decreased by $6,489, or 3%, to $230,154 for the three months ended June 30, 2009 from $236,643 for the three months ended June 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in compensation costs of approximately $6,000 (including a decrease of $3,000 in stock based compensation) consulting fees of approximately $4,000, travel and entertainment expense of approximately $14,000, offset by a decrease in bad debt recoveries of approximately $15,000.

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

Interest Expense, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended June 30, 2009 was a net expense of $31,528 as compared to $220,099 for the three months ended June 30, 2008. The decrease results primarily from a decrease in the noncash charge for the change in fair value of our derivative liability of $197,923, partially offset by an increase in finance cost of $12,388. Total noncash expense was $13,243 and $198,778 for 2009 and 2008, respectively.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008.

Revenue

Total revenue was $449,091 for the six months ended June 30, 2009 compared to $779,622 during the six months ended June 30, 2008, a decrease of $330,531, or 42%. Revenue recognized in 2009 on the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2009 decreased by $35,459, or 12%, to $253,626 for the six months ended June 30, 2009 from $289,085 for the six months ended June 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $39,944 and travel expense increased by $4,485 from 2008. The decreases result from reductions in overtime costs.

Selling Expenses

Selling expenses for the six months ended June 30, 2009 decreased by $664, or 2%, to $39,500 for the six months ended June 30, 2009 from $40,164 for the six months ended June 30, 2008. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2009 decreased by $51,344, or 10%, to $447,047 for the six months ended June 30, 2009 from $498,391 for the six months ended June 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in compensation costs of approximately $53,000 (including a decrease of $6,000 in stock based compensation) consulting fees of approximately $34,000, travel and entertainment expense of approximately $29,000, offset by a decrease in bad debt recoveries of approximately $55,000.

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

Interest Expense, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the six months ended June 30, 2009 was a net expense of $62,604 as compared to $534,106 for the six months ended June 30, 2008. The decrease results primarily from a decrease in a noncash loss on extinguishment of debt of $132,371 and a decrease in the noncash charge for the change in fair value of our derivative liability of $334,484. Total noncash expense was $25,748 and $489,982 for 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009, we had a deficiency in working capital of $948,861. Cash provided by operations was $4,506 during the six months ended June 30, 2009. A loss of $305,387 was offset by a decrease in accounts receivable of $183,555 and by non-cash charges of $54,402 of depreciation and amortization, $25,225 in stock based expense, $17,544 in financing expense and $8,204 of loss attributable to extinguishment of debt. Net cash used in investing activities totaled $18,743 for the six months ended June 30, 2009, expended on software development. Cash provided by financing activities for the three months ended June 30, 2009 was $11,085, resulting from additional loans and advances of $41,000 offset by principal payments on notes of $29,915.

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

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this standard during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 during the three months ended June 30, 2009 and evaluated subsequent events through the issuance date of the financial statements. SFAS No. 165 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers and Servicing of Financial Assets – an amendment of SFAS Statement No. 140” (“SFAS No. 166”). SFAS No. 166 will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals – a replacement of FAS No.162” (“SFAS No. 168”). This statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was the result of a project of FASB to organize and simplify all authoritative GAAP literature into one source. This statement is effective for interim reporting and annual periods ending after September 15, 2009. Accordingly, the Company will adopt SFAS No. 168 during the quarter ended September 30, 2009. The Company does not anticipate this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six-month period ended June 30, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2009:

We issued 85,875,000 shares of common stock pursuant to the conversion of 695,000 shares of Series A preferred stock and 2,250,000 shares of Series C preferred stock

We issued 66,593,481 shares of common stock upon conversion of $25,000 of convertible notes plus $1,404 of accrued interest.

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

Dated: August 19, 2009

PTS, Inc.
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors