Form 10-Q
period 2009-09-30
PTS INC/NV/
filed 2009-11-13
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 13, 2009, the issuer had 1,349,491,776 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$ 117,133	$ 116,987
Accounts receivable, net of allowance of $1,448 and $1,448	172,126	240,457
Other current assets	500	6,710
Total current assets	289,759	364,154

Property and equipment, net of accumulated
depreciation of $259,868 and $178,265	304,966	367,825

Goodwill	908,712	908,712
Deposits	5,260	5,260

TOTAL ASSETS	$ 1,508,697	$ 1,645,951

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 128,967	$ 181,776
Accrued expenses	562,147	412,817
Advances payable	21,500	4,732
Convertible notes payable, current portion, net of unamortized
discount of $6,564 and $15,318	144,864	408,269
Convertible notes payable - related party	153,117	342,537
Notes payable	25,397	36,935
Notes payable, related party	142,200	179,202
Advances payable - related party	15,500	-
Lease payable, current portion	-	2,483
Total current liabilities	1,193,692	1,568,751

Convertible notes payable, long term portion, net of unamortized
discount of $7,167 and $8,753	416,188	114,781
Convertible notes payable - related party	210,816	-

Total liabilities	1,820,696	1,683,532

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 11,448,933 and 12,303,933 shares issued and outstanding	11,449	12,304
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, 3,000,000 and 5,250,000 shares issued and outstanding	3,000	5,250

Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, 1,019,975 and 1,000,000 shares issued and outstanding	1,020	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 2,800,000,000 shares
authorized, 1,349,491,776 and 1,175,960,295 shares issued and outstanding	13,495	11,760
Additional paid-in capital	19,740,553	19,674,860
Accumulated deficit	(20,279,219)	(19,966,277)
Total PTS, Inc. stockholders' deficit	(494,702)	(246,103)
Noncontrolling interest	182,703	208,522

Total stockholders' deficit	(311,999)	(37,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,508,697	$ 1,645,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sales	$ 441,306	$ 324,973	$ 890,397	$ 1,104,595
Cost of sales	153,378	182,770	407,004	471,855

Gross profit	287,928	142,203	483,393	632,740

Selling expense	19,802	19,857	59,302	60,021
General and administrative expense	231,794	295,630	678,841	794,021

Total operating expense	251,596	315,487	738,143	854,042

Income (loss) from operations before
interest and other expense	36,332	(173,284)	(254,750)	(221,302)

Interest income	-	-	-	180
Finance cost	(3,510)	(1,944)	(21,054)	(16,867)
Interest expense	(17,897)	(19,653)	(54,753)	(63,957)
Loss on extinguishment of debt	-	-	(8,204)	(140,575)
Change in fair value of derivative liability	-	(93)	-	(334,577)

Net income (loss)	14,925	(194,974)	(338,761)	(777,098)

Net (income) loss attributable to the noncontrolling interest	(22,480)	9,914	25,819	10,212

	(7,555)	(185,060)	(312,942)	(766,886)

Deemed dividend on preferred stock	(1,143)	-	(11,233)	-

Net loss attributable to PTS, Inc. common stockholders	$ (8,698)	$ (185,060)	$ (324,175)	$ (766,886)

Net loss per basic and diluted share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	1,333,806,494	1,056,591,416	1,257,875,968	934,416,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Cash flows from operating activities:
Net loss	$ (312,942)	$ (766,886)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	81,602	45,757
Bad debts	-	(26,278)
Issuance of shares for services	27,225	91,600
Compensation from stock awards	-	3,000
Amortization of beneficial conversion feature (finance costs)	21,054	16,867
Loss on extinguishment of debt	8,204	140,575
(Loss) income attributable to minority interest	(25,819)	(10,212)
Change in fair value of derivative liability	-	334,577
Decrease (increase) in assets:
Accounts receivable	68,331	168,224
Other current assets	6,210	4,221
Deposits	-	5,253
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	133,778	141,516
Advances payable	2,768	(2,022)

Cash provided by operating activities	10,411	146,192

Cash flows from investing activities:
Cash paid for fixed assets	(18,743)	(194,080)

Cash used in investing activities	(18,743)	(194,080)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	-	9,000
Proceeds from sale of common stock	-	48,547
Payments on notes and leases	(9,020)	(24,492)
Notes payable - related parties	-	6,500
Payments on related party notes	(37,002)	(29,738)
Notes payable - other	25,000	23,000
Advances payable	14,000	40,000
Advances payable - related party	15,500	3,000

Cash provided by financing activities	8,478	75,817

Net increase in cash	146	27,929
Cash, beginning of period	116,987	142,863
Cash, end of period	$ 117,133	$ 170,792

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 9,663	$ 17,228

Non-Cash Financial Activity:

Debenture principal converted to common stock	$ -	$ 55,594
Debenture principal converted to subsidiary common stock	-	11,071
Derivative liability reclassified to equity upon conversion of debt	-	77,739
Increase in carrying value of notes payable upon extinguishment
of debt	8,204	140,575
Accrued interest expense added to principal amount of debt	35,853	87,624
Equity based discount on debt	-	7,715
Conversion of notes payable and accrued interest to
common stock	26,404	-
Beneficial conversion feature of convertible note	10,714	-
Distribution of fixed asset to related party as repayment of debt	-	23,798
Preferred stock issued as payment of accrued salaries	-	97,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., PTS Technologies, Inc. and PTS Group Limited are all inactive subsidiaries.

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to state and local governmental entities and to commercial businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California and Florida.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced recurring net operating losses, had a net loss of $312,942 for the nine months ended September 30, 2009, and have a working capital deficiency of $903,933 as of September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

Customers:

During 2009 and 2008, two and one customers, respectively, accounted for 46% and 54%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At September 30, 2009, two customers accounted for a total of 82% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at September 30, 2009.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, "Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three and nine month periods ended September 30, 2009 and 2008 since the effect would be anti-dilutive. There were 3,470,229,796 and 3,379,866,046 common stock equivalents outstanding at September 30, 2009 and 2008, respectively (see Note 6).

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

During the nine months ended September 30, 2009, we have capitalized $18,743 of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

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

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued new accounting guidance which requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

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

During 2009 Peter Chin’s spouse advanced to us an aggregate of $21,500 for working capital purposes of which $6,000 has been repaid. The advances bear no interest.

NOTE 4 - STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

During the nine months ended September 30, 2009:

We issued 27,225 shares of Series E preferred stock, valued at $27,225, for services. We have recorded a deemed dividend of $11,233 upon issuance of these shares due to the fact that they were initially convertible at a price below that on date of issue.

We issued 106,937,500 shares of common stock pursuant to the conversion of 855,000 shares of Series A preferred stock, 2,250,000 shares of Series C preferred stock and 7,250 shares of Series E preferred stock.

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

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of September 30, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 2,020,000,000 shares.  The Company’s Chief Executive Officer, Peter Chin and his spouse, hold 6,968,933 shares of Series A Preferred Stock that are convertible into 522,669,975 common shares of the Company.  Peter Chin also holds debt convertible into 706,367,857 shares of common stock at September 30, 2009. Unless and until there is enough authorized common stock available to cover all common stock equivalents, Mr. Chin and his spouse have agreed to limit the conversion of preferred shares or debt to approximately 1% of the outstanding shares per quarter.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and his spouse, our remaining common stock equivalents exceed our common shares available for issuance by approximately 1,306,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, Mr. Chin and his spouse have control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares is considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at September 30, 2009.

NOTE 7 – NOTE RECEIVABLE ON SALE OF FORMER SUBSIDIARY

On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company no longer owned an interest in GLCS. The sale price was $349,000, which was paid with a convertible promissory note issued by GLCS. The note was payable in cash or GLCS common stock, at the discretion of GLCS. Payments on the note were due as follows: 2007, $48,000; 2008, $60,000; 2009, $72,000; 2010, $84,000; and 2011, $85,000. Due to the uncertainty of collection of the note, we deferred the entire gain on the sale of GLCS of $349,000 and offset the deferral against the note receivable. The gain was to be recognized as cash payments on the note were received. No cash payments were received and we have fully impaired the receivable at September 30, 2009. Since the gain was deferred, this impairment has no impact on the consolidated financial statements.

NOTE 8 - SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 13, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

From January 1, 2008 through December 31, 2008, DAC has benefited, and continues, to date, to benefit from a contract with a QSR chain, a large international fast food chain. DAC has contractual commitments to provide services related to approximately 4,000 of their locations.  During the aforementioned period DAC enjoyed approximately 53% of its gross revenue from this client.  The agreement is not exclusive and does not carry a calendar term, however, it is on an as available basis and as such tends to flow seasonally in parallel with construction seasons.  DAC charges clients an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such, under normal circumstances, DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, with the exception of the second quarter of 2009 which was subjected to extraordinary timing and economic circumstances in the United States, DAC has experienced quarters where the activity from the client was nominal and DAC filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Furthermore, DAC has had significant other client activity such that DAC finds itself often times declining request for work from other potential clients.  Additionally, as there is no material fixed costs associated with the inspections of the food chain facilities, accordingly, in the event there is an absence of work from said client there is no unrecoverable incremental costs so at worst the loss of this client would be opportunity loss not hard dollar costs.

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

From January 1, 2008 through December 31, 2008, the Company has benefited, and continues to benefit from a contract with a large international fast food chain.  During the aforementioned period the Company enjoyed approximately 53% of its gross revenue from this client. For the nine months ended September 30, 2009, this client was responsible for 35% of our revenues. We expect this client to continue to comprise a significant portion of our revenues in the coming year. While confidentiality provisions limit reference to the clients name the client is contractually committed to retain DAC’s services related to approximately 4,000 locations.  The agreement is not exclusive and does not carry a calendar term; however, it is on an as-available basis and, as such, tends to flow seasonally in parallel with construction seasons. DAC charges client an original inspection fee for each client restaurant and a lesser fee for each re-inspection (re-inspections are typical for facilities with significant exceptions noted in previous inspections). In addition to the inspection fee, the client also reimburses for DAC’s staff travel and expenses.  While this client represented a significant part of DAC’s revenues in 2008, DAC expects to continue to diversify its client base and as such DAC does not believe it is overly dependent on this client, particularly in light of the continued growing need for ADA inspections, and the expected inclusion of ADA compliance in the current economic stimulus legislation.  As evidence to the absence of dependency, the company has had quarters where the activity from the client was nominal, and the Company filled in the open times with other client work, typically in the areas of public facilities such as schools and universities.  Additionally, there are no material fixed costs associated with the inspections of food chain facilities. Therefore, the absence of work from said client represents opportunity loss rather than the incursion of hard dollar costs or unrecoverable incremental costs.

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

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

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

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Research and Development

We expense software development costs up until the attainment of technological feasibility of our software products. During the nine months ended September 30, 2009 and 2008, we have capitalized $18,743 and $150,824, respectively, of costs related to the development of software products which have achieved technological feasibility. No costs were capitalized during 2007. In 2006, DAC expended funds on their tablet software, reaching technical feasibility in January 2007. In 2007, DAC internally utilized the software on its existing clients testing software. In 2008, DAC decided to expand the initial product to be marketed to external users. During 2007 while the staff was using the new software various new solutions, logic pathways, end user functionalities were identified, as these were identified through the course of other normal recurring work specific charges were not recorded as Research and Development and would have been immaterial if those costs had been separately tracked.  The aforementioned solutions and functionalities became the foundation for the product development capitalized in 2009 and 2008.

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

Intangible and Long-Lived Assets

We assess the impairment of identifiable long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend. We assess the carrying value of long-lived assets in accordance with ASC Topic 360, "Property, Plant and Equipment". We have not recorded any impairment of long-lived assets.

Goodwill is accounted for in accordance with ASC Topic 350, "Intangibles – Goodwill and Other” We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel.  We have determined that there was no impairment of goodwill during 2009 or 2008.

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008.

Revenue

Total revenue was $441,306 for the three months ended September 30, 2009 compared to $324,973 during the three months ended September 30, 2008, an increase of $116,333, or 36%. The increase resulted from an increase in 2009 inspections and projects, due to earlier delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2009 decreased by $29,392, or 16%, to $153,378 for the three months ended September 30, 2009 from $182,770 for the three months ended September 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Travel expense decreased by $29,498 from 2008.

Selling Expenses

Selling expenses for the three months ended September 30, 2009 and 2008 were $19,802 and $19,857, respectively. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the three months ended September 30, 2009 decreased by $63,836 or 22%, to $231,794 for the three months ended September 30, 2009 from $295,630 for the three months ended September 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in compensation costs of approximately $14,000 (including a decrease of $1,500 in stock based compensation) and in consulting fees of approximately $45,000 (including a decrease of $18,800 in stock based cost).

We do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the three months ended September 30, 2009 was a net expense of $21,407 as compared to $21,690 for the three months ended September 30, 2008. Total noncash expense was $3,510 and $2,037 for 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008.

Revenue

Total revenue was $890,397 for the nine months ended September 30, 2009 compared to $1,104,595 during the nine months ended September 30, 2008, a decrease of $214,198, or 19%. Revenue recognized in 2009 on the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2009 decreased by $64,851, or 14%, to $407,004 for the nine months ended September 30, 2009 from $471,855 for the nine months ended September 30, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff decreased by $39,838 and travel expense decreased by $25,013 from 2008. The decreases result from reductions in overtime costs.

Selling Expenses

Selling expenses for the nine months ended September 30, 2009 and 2008 were $59,302 and $60,021, respectively. Selling expenses consist primarily of compensation costs.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2009 decreased by $115,180, or15%, to $678,841 for the nine months ended September 30, 2009 from $794,021 for the nine months ended September 30, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in compensation costs of approximately $67,000 (including a decrease of $7,600 in stock based compensation) consulting fees of approximately $67,000 (including a decrease of $62,400 in stock based cost), travel and entertainment expense of approximately $31,000 and rent of approximately 15,000, offset by an increase in depreciation and amortization of approximately $36,000 and a decrease in bad debt recoveries of approximately $26,000.

We do not expect general and administrative expenses to increase substantially in the coming 12 months.  We intend to focus on operating efficiencies, increasing revenues, and attaining profitability during this period. As our core support infrastructure is now in place we expect that increases in revenue will enjoy significant high margin profitability, particularly as our staff expansions will be in revenue generation and not support staff, (for example should the Company need to significantly expand the inspection staff, there will not be a need to expand administrative support nor management for that staffing, accordingly higher margins will be obtained).

Interest Expense, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost for the nine months ended September 30, 2009 was a net expense of $84,011 as compared to $555,796 for the nine months ended September 30, 2008. The decrease results primarily from a decrease in a noncash loss on extinguishment of debt of $140,575 and a decrease in the noncash charge for the change in fair value of our derivative liability of $334,577. Total noncash expense was $29,258 and $492,019 for 2009 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2009, we had a deficiency in working capital of $903,933. Cash provided by operations was $10,411 during the nine months ended September 30, 2009. A loss of $312,942 was offset by a decrease in accounts receivable of $68,331, an increase in accounts payable and accrued expenses of $133,778 and by non-cash charges of $81,602 of depreciation and amortization, $27,225 in stock based expense, $21,054 in financing expense and $8,204 of loss attributable to extinguishment of debt. We also had a loss attributable to the noncontrolling interest of $25,819. Net cash used in investing activities totaled $18,743 for the nine months ended September 30, 2009, expended on software development. Cash provided by financing activities for the nine months ended September 30, 2009 was $8,478, resulting from additional loans and advances of $54,500 offset by principal payments on notes of $46,022.

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

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In December 2007 the FASB issued new accounting guidance which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This guidance establishes disclosure requirements in the consolidated financial statements, which will enable users to clearly distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued new accounting guidance which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; earlier adoption is encouraged. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued new accounting guidance which requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued new accounting guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued new accounting guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued new accounting guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued new accounting guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Peter Chin, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine-month period ended September 30, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2009:

We issued 27,225 shares of Series E preferred stock, valued at $27,225, for services. We have recorded a deemed dividend of $11,233 upon issuance of these shares due to the fact that they were initially convertible at a price below that on date of issue.

We issued 106,937,500 shares of common stock pursuant to the conversion of 855,000 shares of Series A preferred stock, 2,250,000 shares of Series C preferred stock and 7,250 shares of Series E preferred stock.

We issued 66,593,481 shares of common stock upon conversion of $25,000 of convertible notes plus $1,404 of accrued interest.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.

3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
3.17	Certificate of Amendment to Articles of Incorporation, dated October 9, 2007.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2007 filed on March 31, 2008.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.
10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
10.6	Employment Agreement with Peter Chin dated July 1, 2009	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2009

PTS, Inc.
By: /s/ Peter Chin Peter Chin, Chief Executive Officer and Chairman of the Board of Directors