Form 10-K
period 2009-12-31
PTS INC/NV/
filed 2010-03-31
CIK 1080924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Issuer’s telephone number, including area code: (702) 997-3347
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2010 was approximately $3,018,132 based upon the closing price of $0.0014 reported for such date on The OTC Bulletin Board.

As of March 26, 2010 the registrant had 2,157,808,278 outstanding shares of Common Stock.

Documents incorporated by reference:  None.

Signatures	27

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

ITEM 1.

BUSINESS.

RECENT DEVELOPMENT-ELIMINATE PTS, INC’S INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.

On February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 worth of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $1,000) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $494,005 as of December 31, 2009.   The net exchange would be an unaudited result of a non cash gain to PTS, Inc. in the approximate amount of $218,456 and eliminates PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc. A copy of the Exchange and Settlement Agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010.

RECENT DEVELOPMENT – ELIMINATE ONE MILLION DOLLAR PREFERRED SERIES E SHARES OBLIGATION TO BARBARA THORPE.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC, as a part of the agreement Ms. Thorpe was required to exchange her one million dollars worth of preferred series E shares in PTS for one million dollars worth of DBYC preferred series B shares.  DBYC subsequently in settlement of its obligations to PTS, Inc for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc preferred series E shares for such obligations.

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

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California, Washington D.C. and Florida.

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

We originally acquired 150,000,000 shares of Disability Access Corporation. We then effected a forward stock split of Disability Access Corporation. There are now 2,437,676,200 common shares outstanding. During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a then pro rata basis. We then owned approximately 48% of Disability Access Corporation common stock, but controlled a majority of voting power. Please note that this distribution was an unregistered transaction, and, as such, may have exposed PTS, Inc. to violations of the Securities Act.  Therefore, there is a potential contingent liability for rescission demands by affected shareholders of PTS, Inc.

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

On January 11, 2007, DAC executed a Consulting Agreement with a quick service restaurant group (“Client”).  The Client's name can not be disclosed due to the confidentiality clause in the agreement.  Under the terms of the Consulting Agreement, DAC provides services to the Client including (i) comprehensive and accurate accessibility compliance survey consulting services for selected restaurant locations (ii) consulting and advising Client as an expert witness (iii) report DAC’s facts, conclusions and findings to Client (iv) inspection services (v) a license to use the DAC Software in accordance with the terms and conditions of the software license agreement(s) which include database relation services.  In consideration of DAC’s services performed, the Client is expected to generate fees in excess of $5,000,000 over the life of the contract.

During the quarter ended June 30, 2008, the Company formed a new subsidiary, PTS Group Limited, a Hong Kong, China Company in preparations to acquire or to enter into a joint venture with a Chinese company.  Management’s focus was to identify and enter into an agreement with the best possible acquisition candidate for the company and its shareholders.  PTS Group Limited, a Hong Kong, China Company was dormant since inception and has been discontinued during the third quarter of 2009.

MATERIAL SUBSEQUENT EVENT

Subsequently in February of 2010 the Company undertook reorganization and restructuring efforts which resulted in the divestiture of the Company’s interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with the Company’s former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 worth of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $1,000) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $494,005 as of December 31, 2009.  The net exchange would be an unaudited result of a non cash gain to PTS, Inc. in the approximate amount of $218,456 and eliminates PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.

On February 23, 2010, the Registrant accepted the resignations of Peter Chin as the Registrant’s chief executive officer, chief financial officer and chairman of the board of directors. Mr. Chin’s resignations were in connection with the consummation of the Exchange and Settlement Agreement as set forth above and do not arise from any disagreement on any matter relating to the Registrant’s operations, policies or practices, nor regarding the general direction of the Registrant.  Effective as of the same date the Registrant elected and appointed Marc Pintar as interim chief executive officer, interim chief financial officer and interim chairman of the board of directors of the Registrant.

The Company retained Mr. Chin as a consultant to ensure an easy transition. Mr. Chin received compensation of 40,000,000 shares of S-8 shares of the Company’s common stock to prepare and facilitate transition.

On February 28, 2010, the Registrant accepted the resignation from Connie Kim as the secretary and a member of the board of directors of the Registrant. Effective as of the same date, to fill the vacancy created by Ms. Kim’s resignation, Marc Pintar was appointed interim secretary. At this time, no one has been chosen to fill the vacancy on the board of directors left by Ms. Kim.

It should also be noted that the Company has discontinued all activities, past and prospective, for the following inactive subsidiaries: PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., PTS Technologies, Inc. and PTS Group Limited.

Biographical information for Marc Pintar

With over 15 years of business experience Marc Pintar began his career at Farmers Insurance as the youngest member of the management team in the company’s history.  Marc went on to train divisions at GE in 2001-2003 and American Family Insurance in 2003-2006, resulting in a 5%-8% increase in recovery.  In late 2006 Marc focused on his MBA.  Marc has traveled extensively, world-wide, and lived overseas for nine months in 2007.  While abroad he gained knowledge in global economics and international finance working as an independent consultant.  He has proven abilities in analysis, negotiations, strategic management and leadership. After receiving his MBA in 2008 Marc worked as an independent management consultant where he decreased overall costs by $1,200,000 annually for his client.  Over the years Marc has been a key member of several start-up companies including a private Arizona consulting firm in 2009 as the COO, where he increased workforce productivity, influenced growth, and reduced turnover.  In 2009 Marc continued to work as an independent consultant and assisted in bringing public companies current and holds officer and director positions in several public companies including Reynaldo’s Mexican Food Company, Inc., Videolocity International, Inc., Zamage Digital Art Imaging, Inc., Eline Entertainment Group, Inc. Global MedicalProducts Holdings, Inc., and Skybridge Technology Group, Inc. Marc holds a Bachelor of Science degree in Management Systems (operation management) from Arizona State University, a MBA degree, with honors, from Regis University, and received his Six Sigma Greenbelt Certification.

  Post the divestiture, Management’s focus is to identify and enter into a business combination for the best interest of the Company and its shareholders.  During the initial post divestiture period the company will become a development stage company and seek, amongst its business opportunities an agreement with the best possible acquisition and/or candidate, in the opinion of Management and the Board of Directors, for the company and its shareholders.

Business Plan Post Subsequent Event and Acquisition Strategy

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. THE FOLLOWING SHOULD BE READ WITH CAUTION AS OF FEBRUARY 23, 2010. THE COMPANY EFFECTED THE DIVESTITURE OF DISABILITY ACCESS CORPORATON (DBYC) AND IT’S WHOLLY OWNED SUBSIDIARY DISABILITY ACCESS CONSULTANTS, INC. (DAC) AS DETAILED UNDER "RECENT DEVELOPMENTS-ELIMINATE PTS’S INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.” CONSEQUENTLY WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN DBYC AND DAC. WE HAVE NO OPERATING BUSINESS AND ARE A "DEVELOPMENT" COMPANY WITH NO MATERIAL ASSETS.

Effective February 2010, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to either acquire undervalued businesses and/or merge with businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy").

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring both undervalued businesses and/or merging with businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired  (1) is an established business with viable services  or products,  (2) has an experienced and qualified management  team, (3)  has room for growth and/or expansion into other markets, (4) is  accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability,  and  (6)  increases  shareholder value.

In  connection  with  our  Acquisition  Strategy,  we  expect  to encounter intense competition from other entities having business objectives similar to ours, including: venture capital firms, blind pool companies, large industrial and financial institutions, small  business investment companies  and  wealthy individuals. Many of these entities are well-established and have greater experience, financial resources and technical knowledge than us. Our limited financial resources may compel us to select certain less attractive acquisition prospects than those of our competitors.

We believe that our future is dependent upon the consummation of a merger, acquisition or other business combination between us and a viable operating entity. There can be no assurance that we will be able to complete any merger, acquisition or other business combination between us and a viable operating entity. Additionally, management believes that we may need to raise additional funds through equity or debt financing to complete a merger, acquisition or other business combination between us and a viable operating entity.  There can be no assurance that we will be able to successfully complete an equity or debt financing to complete an acquisition, merger or other business combination between us and a viable operating entity.

Business Plan Prior to Subsequent Event

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

Business Strategy Prior to Subsequent Event

Long range business opportunities include potential expansion of current DAC accessibility and ADA compliance products and services into a large market arena that includes other regulatory areas in addition to the ADA.  The business strategy includes regulatory products in addition to the ADA. Our software expansion will be targeted for specific industry standards that may include, but are not limited to: building officials, code enforcement, insurance industry, risk managers, OSHA, insurance carriers, nuclear industry, FEMA, federal government, title insurance, banking and accounting.  The list of potential clients and markets represents a large market potential.  Revenue generation from the various areas of our current and new products will come from: Software licensing, Software training, Online and Telephone support, Data Storage and Client device utilization. DAC currently has insurance carriers, building officials, code enforcement, risk managers, city and county governments, federal government as clients for ADA and state accessibility regulations, the software expansion will target content areas and other needs beyond accessibility for each industry.  We have placed on hold  development plans for products related to Fair Housing,  which are for similar product services and systems comparable in nature and method to our existing ADA software and services.  Pending resource availability, business viability and market demand the Fair Housing project will be re-evaluated and reactivated as conditions warrant.

It should be noted that the following sections are written to read as of December 31, 2009 and should be read with the understanding that as a result of the above disclosed “Material Subsequent Event” that DBYC and DAC are  no longer affiliated or associated with PTS, Inc.

Employees

PTS, Inc. currently has one employee and will seek additional employees if and when necessary and the Company has utilized and will continue to utilize independent consultants on an as needed basis

Acquisition Objectives

In addition to the DAC business (which separation was reported above as a part of the Material Subsequent Event disclosure), we also continue to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

Other Business Developments

Key Personnel

The Company’s future financial success depends to a large degree upon the efforts of Mr. Marc Pintar, our sole officer and director.  Mr. Pintar will begin the implementation of a comprehensive restructuring plan to help improve the dynamics of the Company.   Mr. Pintar brings worldwide business exposure, creative developments and a new dynamic to the future of PTSH.  Mr. Pintar’s skills, experience, and connections should provide PTSH with a new vision and opportunities that should position the company for new levels of growth.  Mr. Pintar will focus on improving the Company’s balance sheet by reducing/eliminating debt and streamlining the Company’s internal operations before executing any growth plan.  The loss of Mr. Pintar could have an adverse effect on our business and our chances for profitable operations.  While we intend to employee additional management and marketing personal, there can be no assurance that we will be successful in attracting and retaining the persons needed.

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

Corporate Offices

Our executive office is located at 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  For corporate information via email: mpintar@cox.net

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

Our officer and director is required to exercise good faith and high integrity in our management affairs.  Our articles of incorporation provide, however, that our officer and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.  Our articles and bylaws also provide for the indemnification by us of the officer and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

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

Contingent Liability for Securities Act Violation

During December 2006, we distributed 126,189,788 shares of Disability Access Corporation to our stockholders on a pro rata basis. Please note that this distribution was an unregistered transaction, and, as such, may have exposed PTS, Inc. to violations of the Securities Act.  Therefore, there is a potential contingent liability for rescission demands by affected shareholders of PTS, Inc.

Risks Relating to Our Business

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and result of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008 and all subsequent years. In subsequent years, our independent registered public accounting firm may be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

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

None

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “PTSH”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter of the years ended December 31, 2009 and 2008, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Calendar Year 2008	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.002 0.002 0.001 0.0009	0.002 0.002 0.001 0.0007
Calendar Year 2009	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	0.0006 0.001 0.001 0.001	0.0006 0.0008 0.001 0.0009

As of March 26, 2010, we had 2,157,808,278 shares of our common stock outstanding.  Our shares of common stock are held by approximately 311 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Small Business Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2009 – December 31, 2009	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-

ITEM 6.

SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. THE FOLLOWING SHOULD BE READ WITH CAUTION AS OF FEBRUARY 23, 2010. THE COMPANY EFFECTED THE DIVESTITURE OF DISABILITY ACCESS CORPORATON (DBYC) AND IT’S WHOLLY OWNED SUBSIDIARY DISABILITY ACCESS CONSULTANTS, INC. (DAC) AS DETAILED UNDER "RECENT DEVELOPMENTS-ELIMINATE PTS’ INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.” CONSEQUENTLY WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN DBYC AND DAC. WE HAVE NO OPERATING BUSINESS AND ARE A "DEVELOPMENT" COMPANY WITH NO MATERIAL ASSETS.

Going Concern

On February 23, 2010, the Company effected the divestiture of its Disability Access Corporation (“DBYC”) and its wholly owned subsidiary Disability Access Consultants, Inc. (“DAC”) as detailed under “Recent Developments” eliminate PTS’ interest in Disability Access Corporation and Disability Access Consultants, Inc.  Consequently, we currently have no operating business and no assets. At present, we have insufficient capital on hand to fund our operations through 2010. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

•

Results of Operations. This section provides an analysis of our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008.  A brief description of certain aspects, transactions and events is provided.

•

Liquidity and Capital Resources. This section provides an analysis of our financial condition and cash flows as of and for the year ended December 31, 2009.

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

While the above discussion is relevant to disposition of the Company at December 31, 2009, subsequently the Company divested its interest in DBYC and DAC in the first quarter 2010.  With the divestiture, the Company has become a development stage company and is in the process of seeking business opportunities inclusive of merger and/or acquisitions that Management believes will bring value and business opportunity to the Company.

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

Stock-Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

 We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Results of Operations.

NOTE AS A RESULT OF THE DIVESTITURE OF THE COMPANY’S INTEREST IN DAC, IN THE FIRST QUARTER OF 2010, THE OPERATING RESULTS ARE FOR PURE HISTORICAL ACCOUNTING REFERENCE AND HAVE NO MEANING OR RELEVANCE FOR CURRENT OR FUTURE CONSIDERATIONS RELATED TO THE COMPANY.

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008.

Revenue

Total revenue was $1,438,580 for the year ended December 31, 2009 compared to $1,417,724 during the year ended December 31, 2008, an increase of $20,856, or 1%. Revenue recognized in 2009 on the completion of fourth quarter 2008 projects was offset by a decrease in 2009 inspections and projects, due to delays in client implementation. As ADA litigation continues to increase across the United States, and the Federal Government continues to tie Federal funding to requiring ADA compliance the Company expects to see both continued growth and demand for its range of products and services.

Cost of Revenue

Cost of revenue for the year ended December 31, 2009 increased by $13,916, or 3%, to $569,163 for the year ended December 31, 2009 from $555,247 for the year ended December 31, 2008. The components of cost of revenue are compensation costs of inspection staff and travel expense. Compensation costs of inspection staff increased by $3,057 and travel expense increased by $10,859 during 2009. The increased compensation results from fixed payroll costs which are not significantly affected by short term increases or decreases in inspections.

Selling Expenses

Selling expenses for the year ended December 31, 2009 decreased by $4,643, or 5%, to $83,929 for the year ended December 31, 2009 from $88,572 for the year ended December 31, 2008. Selling expenses consist primarily of compensation costs. The decrease results from a reduction in promotional expenses.

General and Administrative Expenses

Total general and administrative expenses for the year ended December 31, 2009 decreased by $22,285, or 2%, to $1,078,427 for the year ended December 31, 2009 from $1,100,712 for the year ended December 31, 2008. The primary components of our general and administrative expenses are compensation costs not associated with cost of revenues or the sales process, consulting fees, professional fees, travel and entertainment, rent and depreciation. The decrease in general and administrative expenses resulted primarily from decreases in compensation costs of approximately $37,000, consulting fees of approximately $99,000 (including stock based expense of approximately $61,000) and rent expense of approximately $11,000, partially offset by increases in depreciation and amortization of approximately $55,000 and professional fees of approximately $62,000.

Interest Expense, Income Allocated to Minority Interest, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense for the year ended December 31, 2009 was a net expense of $107,981 as compared to $447,824 for the year ended December 31, 2008. The decrease results primarily from a reduction in the noncash loss on extinguishment of debt of $215,905, to $8,204 in 2009, compared to $224,109 in 2008 and a decrease in the noncash charge for the change in fair value of our derivative liability of $108,572.Total noncash expense was $32,768 and $365,327 for 2009 and 2008, respectively. Interest expense decreased $7,464 or 9% to $75,213 for the year ended December 31, 2009 from $82,677 for the year ended December 31, 2008.

Net Loss

We reported net loss attributable to common stockholders of $404,781during the year ended December 31, 2009 as compared with a loss of $821,474 for the year ended December 31, 2008. The decrease results from the various increases and decreases described above.

Liquidity and Capital Resources.

As of December 31, 2009, we had a deficiency in working capital of $943,291. Cash provided by operations was $98,776 during the year ended December 31, 2009. A loss of $386,423 was offset by an increase in accounts payable of $368,366, and by non-cash charges of $111,708 of depreciation and amortization, $39,600 in stock based expense, $24,564 in financing expense, $8,204 of loss attributable to extinguishment of debt, all partially offset by an increase in accounts receivable of $71,930. Net cash used in investing activities totaled $44,225 for the year ended December 31, 2009, expended on equipment and software development. Cash used by financing activities for the year ended December 31, 2009 was $20,346. Cash proceeds from stock sold were $5,000.

Subsequently, in the first quarter of 2010 the Company divested its interest in DBYC and  DAC and as such has become a development stage company.  Accordingly, the above liquidity and capital resource comment has no relevance for the company on a current or go forward basis, and the reader should look to the following comment for relevant commentary.

The Company may incur additional costs related to our Acquisition Strategy. Accordingly, we will require external financing to sustain our operations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers as of March 15, 2010 are as follows:

Name	Age	Position	Position Held Since
Marc Pintar	37	Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors	February 2010

The business experience of the person listed above is as follows:

Marc Pintar, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors – With over 15 years of business experience Marc Pintar began his career at Farmers Insurance as the youngest member of the management team in the company’s history.  Marc went on to train divisions at GE in 2001-2003 and American Family Insurance in 2003-2006, resulting in a 5%-8% increase in recovery.  In late 2006 Marc focused on his MBA.  Marc has traveled extensively, world-wide, and lived overseas for nine months in 2007.  While abroad he gained knowledge in global economics and international finance working as an independent consultant.  He has proven abilities in analysis, negotiations, strategic management and leadership. After receiving his MBA in 2008 Marc worked as an independent management consultant where he decreased overall costs by $1,200,000 annually for his client.  Over the years Marc has been a key member of several start-up companies including a private Arizona consulting firm in 2009 as the COO, where he increased workforce productivity, influenced growth, and reduced turnover.  In 2009 Marc continued to work as an independent consultant and assisted in bringing public companies current and holds officer and director positions in several public companies including Reynaldo’s Mexican Food Company, Inc., Videolocity International, Inc., Zamage Digital Art Imaging, Inc., Eline Entertainment Group, Inc. Global Medical Products Holdings, Inc., and Skybridge Technology Group, Inc. Marc holds a Bachelor of Science degree in Management Systems (operation management) from Arizona State University, a MBA degree, with honors, from Regis University, and received his Six Sigma Greenbelt Certification.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned by the named executive officers for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 for services rendered in all capacities to PTS, Inc.:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Chin Chief Executive Officer(1)	2009	90,000	-	-	-	-	-	-	90,000
	2008	177,500	-	-	-	-	-	-	177,500
	2007	187,500	-	120,000	-	-	-	-	307,500
Connie Kim Secretary(2)	2009	-	-	-	-	-	-	-	-

1)

Mr. Chin was named Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors in 2002. On February 23, 2010, the Company accepted the resignation from Peter Chin as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors. Effective on the same date to fill the vacancies created by Mr. Chin’s resignation, the Company appointed Marc Pintar as the Company’s Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors.

2)

Ms. Kim was named Secretary and a member of the Board of Directors in 2009. On February 28, 2010, the Company accepted the resignation from Connie Kim as the Company’s Secretary and a member of the Board of Directors. Effective on the same date to fill the vacancies created by Ms. Kim’s resignation, the Company appointed Marc Pintar as the Company’s Interim Secretary.

Employment Agreements

None.

Director Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Peter Chin(1)	-	-	-	-	-	-	-
Connie Kim	-	8,000 Preferred Series E	-	-	-	-	-

(1) Peter Chin did not receive any compensation for his service on the Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 26, 2010 the beneficial ownership of any class of the Company’s outstanding stock; (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group.  Unless otherwise indicated, the address for each of these stockholders is c/o PTS, Inc., 3355 Spring Mountain Road, Suite 66, Las Vegas, Nevada 89102.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

Name and Address (1)	Number of Shares Beneficially Owned	Class	Percentage Beneficially Owned(2)
Marc Pintar, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors	2,000,000	Common Stock	*
Total for all directors and executive officers (1 person)	2,000,000	Common	*
AWI, Inc.	1,937,500	Series A Preferred(3)	100%
Teresa Rubio	15,000,000	Series D Preferred(4)	100%
*Denotes less than 1%

(1)

Unless indicated otherwise, the address for each of the above listed is c/o PTS, Inc. 3355 Spring Mountain Road, Suite 66, Las Vegas, NV, 89102.

(2)

The above percentages are based on 2,157,808,278 shares of common stock and 15,000,000 shares of Series D Preferred Stock issued and outstanding as of March 26, 2010.

(3)

The Company has twenty million (20,000,000) shares of Series A preferred stock with each share convertible to 75 shares of common stock. Each share of Series A preferred stock has voting rights equal to 75 shares of common stock. As of March 26, 2010 there were 1,937,500 shares of Series A outstanding.

(4)

The Company has twenty million (20,000,000) shares of Series D Preferred Stock designated with each share of Series D being entitled to the voting equivalent of 200 shares of common stock.  As of the March 26, 2010 there were 15,000,000 shares of Series D outstanding.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Forms 10-Qs for fiscal 2009 and 2008 were approximately $36,200 and  $35,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Fees billed in connection with subsidiary stand alone audits in fiscal 2009 and 2008 were approximately $17,500 and $11,000, respectively.

PART IV.

ITEM 15.

EXHIBITS.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.

3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
3.17	Certificate of Amendment to Articles of Incorporation, dated October 9, 2007.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2007 filed on March 31, 2008.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.

10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
10.6	Exchange and Settlement Agreement dated February 23, 2010 between PTS, Inc. and Peter Chin.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed March 1, 2010.
14	Code of Ethics	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
21	Subsidiaries	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, Inc. By: /s/ Marc Pintar Marc Pintar Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors

Dated: March 31, 2010

PTS, INC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

PTS, Inc.:

We have audited the accompanying consolidated balance sheets of PTS, Inc as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTS, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years ended December 31, 2009 and 2008, in conformity with generally accepted accounting principles in the United States.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Henderson, NV

March 31, 2010

PTS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Current assets
Cash	$ 151,192	$ 116,987
Accounts receivable, net of allowance of $1,448 and $1,448	312,387	240,457
Other current assets	5,794	6,710
Total current assets	469,373	364,154

Property and equipment, net of accumulated
depreciation of $289,973 and $178,265	300,342	367,825

Goodwill	908,712	908,712
Deposits	5,260	5,260

TOTAL ASSETS	$ 1,683,687	$ 1,645,951

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$ 295,975	$ 181,776
Accrued expenses	647,727	412,817
Advances payable	21,500	4,732
Convertible notes payable, current portion, net of unamortized
discount of $3,856 and $15,318	147,572	408,269
Convertible notes payable – related party	153,117	342,537
Notes payable	25,073	36,935
Notes payable, related party	107,200	179,202
Advances payable – related party	14,500	-
Lease payable, current portion	-	2,483
Total current liabilities	1,412,664	1,568,751

Convertible notes payable, long term portion, net of unamortized
discount of $6,365 and $8,753	416,990	114,781
Convertible notes payable – related party	210,816	-

Total liabilities	2,040,470	1,683,532

Stockholders’ deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized,
11,448,933 and 12,303,933 shares issued and outstanding	11,449	12,304

Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized,
3,000,000 and 5,250,000 shares issued and outstanding	3,000	5,250
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized,
15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized,
1,037,350 and 1,000,000 shares issued and outstanding	1,037	1,000
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized,
no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding
Common stock, $0.00001 par value; 2,800,000,000 shares
authorized, 1,349,491,276 and 1,175,960,295 shares issued and outstanding	13,495	11,760
Additional paid-in capital	19,757,911	19,674,860
Accumulated deficit	(20,352,700)	(19,966,277)
Total PTS, Inc. stockholders’ deficit	(550,808)	(246,103)
Noncontrolling interest	194,025	208,522

Total stockholders’ deficit	(356,783)	(37,581)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,683,687	$ 1,645,951

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Sales	$ 1,438,580	$ 1,417,724
Cost of sales	569,163	555,247

Gross profit	869,417	862,477

Selling expense	83,929	88,572
General and administrative expense	1,078,427	1,100,712

Total operating expense	1,162,356	1,189,284

Loss from operations before
interest and other expense	(292,939)	(326,807)

Interest income	-	180
Finance cost	(24,564)	(32,646)
Interest expense	(75,213)	(82,677)
Loss on extinguishment of debt	(8,204)	(224,109)
Change in fair value of derivative liability	-	(108,572)

Net loss	(400,920)	(774,631)

Net (income) loss attributable to the noncontrolling interest	14,497	(46,843)

	(386,423)	(821,474)

Deemed dividend on preferred stock	(18,358)	-

Net loss attributable to PTS, Inc. common stockholders	$ (404,781)	$ (821,474)

Net loss per basic and diluted share	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
basic and diluted	1,280,968,046	986,604,672

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total

Balance, December 31, 2007	38,993,100	$ 38,993	730,057,136	$ 7,301	$19,008,404	$ (19,144,803)	$ 150,608	$ 60,503

Shares sold for cash	-	-	71,945,587	719	56,828	-	-	57,547

Common shares cancelled	-	-	(750,000)	(8)	8		-	-

Common shares issued for services	-	-	58,000,000	580	97,120	-	-	97,700

Preferred shares issued for accrued compensation	1,083,333	1,083	-	-	96,417	-	-	97,500

Conversion of debt	-	-	97,520,072	976	63,320	-	-	64,296

Beneficial conversion feature of convertible debt	-	-	-	-	42,715	-	-	42,715

Conversion of preferred to common	(6,522,500)	(6,522)	219,187,500	2,192	4,330	-	-	-

Employee stock compensation	-	-	-	-	3,000	-	-	3,000

Reclassify derivative liability	-	-	-	-	302,718	-	-	302,718

Conversion of subsidiary debt into subsidiary common stock	-	-	-	-	-	-	11,071	11,071

Net loss	-	-	-	-	-	(821,474)	46,843	(774,631)

Balance, December 31, 2008	33,553,933	33,554	1,175,960,295	11,760	19,674,860	(19,966,277)	208,522	(37,581)

Conversion of preferred to common	(3,112,250)	(3,112)	106,937,500	1,069	2,043	-	-	-

Preferred shares sold for cash	5,000	5	-	-	4,995	-	-	5,000

Preferred shares issued for services	39,600	39	-	-	39,561	-	-	39,600

Conversion of debt	-	-	66,593,481	666	25,738	-	-	26,404

Beneficial conversion feature of convertible debt	-	-	-	-	10,714	-	-	10,714

Net loss	-	-	-	-	-	(386,423)	(14,497)	(400,920)

Balance, December 31, 2009	30,486,283	$ 30,486	1,349,491,276	$ 13,495	$19,757,911	$ (20,352,700)	$ 194,025	$ (356,783)

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Cash flows from operating activities:
Net loss	$ (386,423)	$ (821,474)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	111,708	56,703
Bad debts	-	(28,488)
Issuance of shares for services	39,600	97,700
Compensation from stock awards	-	3,000
Amortization of beneficial conversion feature (finance costs)	24,564	32,646
Loss on extinguishment of debt	8,204	224,109
Income (loss) attributable to minority interest	(14,497)	46,843
Change in fair value of derivative liability	-	108,572
Decrease (increase) in assets:
Accounts receivable	(71,930)	140,709
Other current assets	916	(2,489)
Deposits	-	5,253
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	386,366	306,300
Advances payable	268	(1,790)

Cash provided by operating activities	98,776	167,594

Cash flows from investing activities:
Cash paid for fixed assets and capitalized software development	(44,225)	(278,650)

Cash used in investing activities	(44,225)	(278,650)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	-	9,000
Proceeds from sale of common stock	-	48,547
Proceeds from sale of preferred stock	5,000	-
Payments on notes and leases	(9,344)	(33,629)
Notes payable – related parties	-	13,500
Payments on related party notes	(72,002)	(40,238)
Notes payable – other	25,000	48,000
Advances payable	16,500	40,000
Advances from related parties	14,500	-

Cash (used in) provided by financing activities	(20,346)	85,180

Net increase (decrease) in cash	34,205	(25,876)
Cash, beginning of period	116,987	142,863
Cash, end of period	$ 151,192	$ 116,987

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 12,936	$ 23,303

Non-Cash Financial Activity:

Debenture principal converted to common stock	$ -	$ 55,594
Debenture principal converted to subsidiary common stock	-	11,071
Note principal and interest converted to common stock	26,404	8,404
Derivative liability reclassified to equity upon conversion of debt	-	77,739
Derivative liability reclassified to equity upon reassessment of
derivative status	-	224,979
Related party payable settled of preferred	-	-
stock
Increase in carrying value of notes payable upon extinguishment
of debt	8,204	224,109
Accrued interest expense added to principal amount of debt	35,853	87,624
Equity based discount on debt	10,714	42,715
Distribution of fixed asset to related party as repayment of debt	-	23,798
Preferred stock issued as payment of accrued salaries	-	97,500
Convertible notes issued for advances payable	-	40,000

The accompanying notes are an integral part of these consolidated financial statements.

PTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., PTS Technologies, Inc. and PTS Group Limited are all inactive subsidiaries.

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California, Washington D.C. and Florida.

During 2010 PTS divested itself of its ownership in DBYC and DAC. Effective February 2010, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to either acquire undervalued businesses and/or merge with businesses with a history of operating revenues in markets that provide room for growth (“Acquisition Strategy”).

Our Acquisition Strategy is focused on pursuing a strategy of growth by acquiring both undervalued businesses and/or merging with businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired  (1) is an established business with viable services  or products,  (2) has an experienced and qualified management  team, (3)  has room for growth and/or expansion into other markets, (4) is  accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability,  and  (6)  increases  shareholder value.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced recurring net operating losses, had a net loss of $386,423 for the year ended December 31, 2009, and have a working capital deficiency of $943,291 as of December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased.  We maintain our cash in bank deposit accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and no bank account balance exceeds the federally insured limit at December 31, 2009. We do not have any cash equivalents at December 31, 2009 or 2008.

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

Concentrations

Customers:

During 2009 and 2008, two and one customers, respectively, accounted for 46% and 53%, respectively, of our revenue. No other customer accounted for more than 10% of revenue during 2009 and 2008. The loss of these customers could have a material adverse effect on our financial position and results of operations.

At December 31, 2009, four customers accounted for a total of 70% of our accounts receivable. No other customer accounted for more than 10% of our accounts receivable at December 31, 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of three to seven years.

Intangible and Long-Lived Assets

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, “Property Plant and Equipment”, which establishes a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill is accounted for in accordance with ASC Topic 350, “Intangibles – Goodwill and Other”. We assess the impairment of long-lived assets, including goodwill and intangibles on an annual basis or whenever events or changes in circumstances indicate that the fair value is less than its carrying value. Factors that we consider important which could trigger an impairment review include poor economic performance relative to historical or projected future operating results, significant negative industry, economic or company specific trends, changes in the manner of our use of the assets or the plans for our business, market price of our common stock, and loss of key personnel. We have determined that there was no impairment of goodwill during 2009 or 2008.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, “Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the years ended December 31, 2009 and 2008 since the effect would be anti-dilutive. There were 5,379,271,993 and 4,385,811,081 common stock equivalents outstanding at December 31, 2009 and 2008, respectively (see Note 6).

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

During the years ended December 31, 2009 and 2008 we have capitalized $18,743 and $236,135, respectively, of costs related to the development of software products for which technological feasibility was achieved in January of 2007. The costs are being amortized over their five year estimated economic life.

Income Taxes

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock Based Compensation

We account for our stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

We use the fair value method for equity instruments granted to non-employees and use the Black-Scholes model for measuring the fair value of options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

Fair Value of Financial Instruments

Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of short term and long term convertible notes is based on management estimates and reasonably approximates their book value after comparison to obligations with similar interest rates and maturities.

Fair Value Measurements

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs when there is little or no market data available, thereby requiring an entity to develop its own assumptions. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The table below summarizes the fair values of our financial liabilities as of December 31, 2009:

	Fair Value at	Fair Value Measurement Using
	December 31, 2009	Level 1	Level 2	Level 3

Convertible notes payable	$938,716	$—	$—	$938,716
	$938,716	$—	$—	$938,716

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation. The reclassifications had no impact on net loss.

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right as they will only serve to update the ASC. These changes and the ASC itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In April 2009, the FASB issued authoritative guidance to be utilized in determining whether impairments in debt securities are other than temporary, and which modifies the presentation and disclosures surrounding such instruments. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued authoritative guidance which provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. The guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of this guidance during the second quarter of 2009 had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued authoritative guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance will be effective for interim and annual financial periods ending after June 15, 2009. The Company adopted the guidance during the three months ended June 30, 2009 and has evaluated subsequent events through the issuance date of these financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued authoritative guidance which will require more information about the transfer of financial assets where companies have continuing exposure to the risks related to transferred financial assets. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In June 2009, the FASB issued authoritative guidance which will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under this guidance, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In October 2009, other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

During 2009 Peter Chin’s spouse advanced to us an aggregate of $28,500 for working capital purposes of which $14,000 has been repaid. The advances bear no interest.

During 2009 we repaid $72,002 of principal and $8,900 of interest to an officer of DAC. As of December 31, 2009 the principal balance of this note was $104,200 and accrued interest on the note payable is $9,767.

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

NOTE 4 – STOCK TRANSACTIONS

We are authorized to issue a total of 3,000,000,000 shares of $0.00001 par value stock, 2,800,000,000 shares of common stock and 200,000,000 shares of preferred stock.

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

During the year ended December 31, 2009:

We issued 39,600 shares of Series E preferred stock, valued at $39,600, for services. We have recorded a deemed dividend of $15,858 upon issuance of these shares due to the fact that they were initially convertible at a price below that on date of issue.

We sold 5,000 shares of Series E preferred stock for cash proceeds of $5,000. We have recorded a deemed dividend of $2,500 upon sale of these shares due to the fact that they were initially convertible at a price below that on date of issue.

We issued 106,937,500 shares of common stock pursuant to the conversion of 855,000 shares of Series A preferred stock, 2,250,000 shares of Series C preferred stock and 7,250 shares of Series E preferred stock.

We issued 66,593,481 shares of common stock upon conversion of $25,000 of convertible notes plus $1,404 of accrued interest.

During the year ended December 31, 2008:

We issued 20,000,000 shares of common stock for cash proceeds of $9,000. These shares were issued pursuant to the Company’s Bonus Plan. The shares were sold below fair value; an expense for the intrinsic value of $3,000 has been recorded in the statement of operations.

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

NOTE 5 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

On January 1, 2009 we extended the due date of a convertible promissory note in the amount of $10,000 from January 7, 2009 to December 31, 2011.

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

During 2009 we repaid $72,002 of principal and $8,900 of interest to an officer of DAC.

During the quarter ended March 31, 2007, our subsidiary, Disability Access Corporation, issued a convertible debenture in the amount of $150,000. The note bears interest at the rate of 8% per year and matured on June 30, 2009. The principal balance of the debenture at December 31, 2009 is $112,763. The note is convertible into DBYC common stock (ticker symbol “DBYC”) at a 50% discount to market and due to this variability the embedded conversion option is accounted for under “’”ASC 815-40 “Contracts in Entity’s Own Equity”. We have accounted for the embedded conversion option as a derivative liability until November 15, 2008 at which time we determined that the conversion option was no longer a derivative instrument since it was not readily convertible to cash. Accordingly, the embedded conversion option was marked to market through earnings at the end of each reporting period and through November 15, 2008 at which time the liability of $224,979 was reclassified to additional paid-in capital. The conversion option was valued using the Black-Scholes valuation model. For the year ended December 31, 2008, the Company recorded an expense of $108,572 representing the change in the value of the embedded conversion option.

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

DAC has established a 2-year $100,000 line of credit with Tri Counties Bank.  Terms of the loan require interest at Prime +2% interest (5.25% at December 31, 2009), payable monthly. The current balance as of December 31, 2009 is $25,073 with minimum monthly interest-only payments.   The line of credit is personally guaranteed by Barbara Thorpe, the President of DAC. Since the line of credit may be called upon 60 days notice by the bank, the entire balance is classified as a current liability at December 31, 2009.

Principal amount of debt matures as follows:

2010	$353,530
2011	485,146
$838,676

NOTE 6 - CONVERTIBLE PREFERRED STOCK AND DEBENTURES

As of December 31, 2009, the common stock equivalents of the Company exceeded the total common stock available for issuance by approximately 3,929,000,000 shares.  Peter Chin and Sandy Chin own 7,058,933 shares of Series A Preferred Stock convertible into 529,419,975 common shares of the Company.  Peter Chin also holds debt convertible into 1,232,882,839 shares of common stock at December 31, 2009.

After giving consideration to the convertible preferred stock and convertible debt held by Mr. Chin and his spouse, our remaining common stock equivalents exceed our common shares available for issuance by approximately 2,174,000,000 shares. Although we are required to obtain shareholder approval to increase our authorized shares, as of December 31, 2009 Mr. Chin and his spouse had control of shareholder votes in excess of 50%. Therefore, the ability to increase our authorized shares was considered to be within the Company’s control and we have not accounted for these common stock equivalents as derivative instruments at December 31, 2009.

NOTE 7 – NOTE RECEIVABLE ON SALE OF FORMER SUBSIDIARY

On October 10, 2006, an officer of a Company subsidiary, Global Links Card Services, Inc. (“GLCS”) exercised his option to purchase GLCS. As a result, the Company no longer owned an interest in GLCS. The sale price was $349,000, which was paid with a convertible promissory note issued by GLCS. The note was payable in cash or GLCS common stock, at the discretion of GLCS. Payments on the note were due as follows: 2007, $48,000; 2008, $60,000; 2009, $72,000; 2010, $84,000; and 2011, $85,000. Due to the uncertainty of collection of the note, we deferred the entire gain on the sale of GLCS of $349,000 and offset the deferral against the note receivable. The gain was to be recognized as cash payments on the note were received. No cash payments were received and we have fully impaired the receivable at December 31, 2009. Since the gain was deferred, this impairment has no impact on the consolidated financial statements.

NOTE 8 - INCOME TAXES

We utilize ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

As of December 31, 2009 and 2008 we have fully allowed for any deferred tax assets as management has determined that it is more-likely-than-not that we will not sustain the use of our net operating loss carryforwards and have established a valuation allowance for them. The valuation allowance increased by $55,000 and $89,000 during the years ended December 31, 2009 and 2008, respectively.

Significant components of the Company's deferred income tax assets at December 31, 2008 and 2007 are as follows:

	2009	2008
Deferred income tax asset:
Net operating loss carryforward	$2,182,000	$2,127,000
Valuation allowance	(2,182,000)	(2,127,000)

Net deferred tax asset	$-	$-

Reconciliation of the effective income tax rate to the U. S. statutory rate is as follows:

	2009	2008

Tax expense at the U.S. statutory income tax rate	(35%)	(35%)
Increase in valuation allowance	35%	35%

Effective income tax rate	-	-

The Company has not filed income tax returns in the United States federal jurisdiction and certain states in the United States. The Company is in the process of preparing and filing its US federal returns. These U. S. federal returns are considered open tax years as of the date of these consolidated financial statements. No tax returns are currently under examination by any tax authorities.

NOTE 9 – PROPERTY AND EQUIPMENT

Fixed assets and accumulated depreciation at December 31, 2009 and 2008 consists of the following:

	2009	2008
Furniture and fixtures	$11,631	$11,631
Equipment	228,219	202,737
Software	350,465	331,722
	590,315	546,090
Accumulated depreciation	(289,973)	(178,265)
Net book value	$300,342	$367,825

Depreciation expense was $111,708 and $56,703 for the years ended December 31, 2009 and 2008, respectively, of which $70,093 and $19,117 relate to software for 2009 and 2008.  As of December 31, 2009 and 2008, unamortized software costs are $220,657 and $272,007, respectively.

During 2006, we acquired property and equipment in the amount of $17,261, pursuant to a capital lease. The depreciation on this equipment is included in the expense reported above.  Our capital lease obligation matured in 2009.

Approximate amortization of software costs for the next five years were as follows prior to the divestiture disclosed in Footnote 12: 2010, $68,000; 2011, $51,000; 2012, $51,000; 2013, $51,000; and 2014, $0.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

All of our operating leases are either on a month to month basis or expired during 2009.  Future minimum lease for 2010 payments are $15,736 (after the divestiture disclosed in Footnote 12).

Rent expense for the years ended December 31, 2009 and 2008 was $82,062 and $91,501, respectively.

NOTE 11 - STOCK-BASED COMPENSATION

During March 2005, we adopted the Employee Stock Incentive Plan for the Year 2005. Pursuant to the Plan, we may grant stock options and common stock awards to employees and consultants. The purchase price (the "Exercise Price") of shares of the common stock subject to an incentive stock option (the "Option Shares") or of stock awards shall not be less than 85 percent of the fair market value of the common stock on the date of exercise. The stock option period (the "Term") shall commence on the date of grant of the option and shall not exceed ten years. Payment may be made (a) in cash, (b) by cashier's or certified check, (c) by surrender of previously owned shares of common stock (if the Company authorizes payment in stock in its discretion), (d) by withholding from the option shares which would otherwise be issuable upon the exercise of the stock option that number of option shares equal to the exercise price of the stock option, if such withholding is authorized by the Company in its discretion, or (e) in the discretion of the Company, by the delivery to the Company of the optionee's promissory note secured by the option shares. The maximum number of shares which may be issued pursuant to the Employee Stock Incentive Plan for the Year 2005 are 1,300,000,000 shares. There are 660,350,000, shares remaining as of December 31, 2009.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2009, the Company issued 442,277,141 shares of common stock pursuant to the conversion of 4,648,100 shares of Series A preferred stock, 3,000,000 shares of Series C preferred stock and 37,350 shares of Series E preferred stock. The Company cancelled 62,500 Series A preferred stock as the shareholder could not locate the physical certificate to convert. All converted Series E preferred stock were converted at a negotiated conversion rate and not the rate stated in the Company’s designation for the series.

Subsequent to the year ended December 31, 2009, the Company issued 306,039,860 shares for debt and interest reduction of $170,456.

Subsequent to the year ended December 31, 2009, the Company issued Peter Chin 40,000,000 S-8 shares of common stock for consulting services after his resignation as Chief Executive Officer. These shares were valued at $0.0015 per share as of the date of contract.

Subsequent to the year ended December 31, 2009, the Company issued 20,000,000 shares of restricted common shares for an investment of $20,000.

Subsequent to the year ended December 31, 2009, the Company amended all remaining notes from December 31, 2009 that were not converted into common stock to extend maturity date of December 31, 2009 to December 31, 2011. The amended notes total approximately $287,809.

Subsequent to the year ended December 31, 2009, the Company settled four notes totaling $18,000 for a cash settlement of $2,300.

Subsequent to the year ended December 31, 2009, the Company amended all remaining notes from December 31, 2009 that were not converted into common stock during the first quarter. These notes aggregate to approximately $287,809, of which, $84,276 matures on December 31, 2010 and $203,533 mature in 2011. These notes bear an 8% interest rate per annum and are convertible into common stock at a 30% discount to the current market price of our stock at the date of conversion.

Subsequent to the year ended December 31, 2009, the Company settled four notes totaling $18,000 for a cash settlement of $2,300.

On February 1, 2010, Barbara Thorpe entered into an employment agreement with DAC, as a part of the agreement Ms. Thorpe was required to exchange her one million dollars worth of preferred series E shares in PTS for one million dollars worth of DBYC preferred series B shares.  DBYC subsequently in settlement of its obligations to PTS, Inc for past management services, allocable fees, federal tax benefits and any other and all past present and/or future obligations of DBYC and DAC to PTS, Inc. exchanged the PTS, Inc preferred series E shares for such obligations.

On February 23, 2010, the Registrant accepted the resignations of Peter Chin as the Registrant’s chief executive officer, chief financial officer and chairman of the board of directors. Mr. Chin’s resignations were in connection with the consummation of the Exchange and Settlement Agreement as set forth below.

During February of 2010 the Company undertook reorganization and restructuring efforts which resulted in the divestiture of the Company’s interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with the Company’s former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. (approximate value $1,000) plus 1,175,126,879 common shares in Disability Access Corporation (approximate value $117,513) held by PTS, Inc. plus all notes receivable (including debentures) held by PTS, Inc. in Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. which collectively total $494,005 as of December 31, 2009.  The net exchange would be an unaudited result of a non cash gain to PTS, Inc. in the approximate amount of $218,456 and eliminates PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.  This event was not entered into or contemplated by management, nor committed to by management until after December 31, 2009.

On February 25, 2010, the following action was taken by the Board of Directors and a majority vote of shareholders:

To amend the Company’s Articles of Incorporation to authorize Five Billion (5,000,000,000) shares of capital stock, of which Four Billion Eight Hundred Million (4,800,000,000) shares with a par value of $0.00001 par share, shall be designated, “Common Stock,” and of which Two Hundred Million (200,000,000) shares with a par value of $0.001 per share, shall be designated “Preferred Stock”.

An unaudited pro forma balance sheet for PTS at December 31, 2009 reflecting the debt settlements and divestiture described above is as follows:

Assets

Cash	$ 2,000

Total Assets	$ 2,000

Liabilities and stockholders' deficit

Liabilities

Accounts payable	$ 105,000
Notes payable and accrued interest	288,000

Total liabilities	393,000

Stockholders' deficit	(391,000)

Total liabilities and stockholders' deficit	$ 2,000