Form 10-Q
period 2010-03-31
PTS INC/NV/
filed 2010-05-24
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(702) 997-3347
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒       No ☐

    State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 2, 2010, the issuer had 2,188,497,678 shares of its common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash	$ 16,095	$ 2,363
Prepaid expense	39,111	-
Current assets of discontinued operations	-	467,010
Total current assets	55,206	469,373

Property and equipment of discontinued operations, net of accumulated depreciation of $289,973	-	300,342
Goodwill of discontinued operations	-	908,712
Deposits	875	875
Deposits from discontinued operations	-	4,385

TOTAL ASSETS	$ 56,081	$ 1,683,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 180,904	$ 151,669
Accrued expenses	106,384	436,431
Advances payable	2,100	21,500
Convertible notes payable, current portion, net of unamortized discount of $5,580 and $3,856, respectively	117,954	34,809
Convertible notes payable - related party	159,360	153,117
Notes payable, related party	-	3,000
Advances payable - related party	-	14,500
Current liabilities of discontinued operations	-	597,638
Total current liabilities	566,702	1,412,664

Convertible notes payable, long term portion, net of unamortized
discount of $0 and $6,365, respectively	357,588	416,990
Convertible notes payable - related party	13,043	210,816

Total liabilities	937,333	2,040,470

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, 1,937,500 and 11,448,933 shares issued and outstanding	1,938	11,449
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, no shares and 3,000,000 shares issued and outstanding	-	3,000

Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, no shares and 1,037,350 shares issued and outstanding	-	1,037
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 4,800,000,000 shares authorized as of March 31, 2010 and 2,800,000,000 shares authorized as of December 31, 2009, 2,157,808,278 and 1,349,491,276 shares issued and outstanding	21,578	13,495
Additional paid-in capital	18,644,135	19,757,911
Common stock subscribed	15,689	-
Accumulated deficit	(19,499,096)	(20,352,700)
Deficit accumulated during the development stage	(80,496)	-
Total PTS, Inc. stockholders' deficit	(881,252)	(550,808)
Noncontrolling interest	-	194,025

Total stockholders' deficit	(881,252)	(356,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 56,081	$ 1,683,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM INCEPTION OF DEVELOPMENT STAGE (FEBRUARY 24, 2010) TO MARCH 31, 2010
(Unaudited)

	MARCH 31, 2010	MARCH 31, 2009	INCEPTION OF DEVELOPMENT STAGE (FEBRUARY 24, 2010) TO MARCH 31, 2010

Sales	$ -	$ -	$ -
Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expense	87,438	67,339	77,410

Total operating expense	87,438	67,339	77,410

Loss from continuing operations before
interest and other expense	(87,438)	(67,339)	(77,410)

Finance cost	(4,641)	(4,301)	(314)
Interest expense, net	(4,794)	(10,571)	(2,772)
Gain (loss) on extinguishment of debt	66,430	(8,204)	-

Loss from continuing operations	(30,443)	(90,415)	(80,496)

Discontinued operations:
Loss from discontinued operations	(135,323)	(20,603)	-
Gain on disposal of discontinued operations	893,191	-	-
Discontinued operations attributable to noncontrolling interest	45,683	4,870	-

Discontinued operations attributable to PTS, Inc. common stockholders	803,551	(15,733)	-

Net income (loss) attributable to PTS, Inc. common stockholders	$ 773,108	$ (106,148)	$ (80,496)

Net income (loss) per basic share: Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	0.00	(0.00)

	$ 0.00	$ (0.00)
Net income (loss) per diluted share: Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	0.00	(0.00)
	$ 0.00	$ (0.00)
Weighted average shares outstanding,
Basic	1,713,146,727	1,182,210,295
Diluted	2,460,028,079	1,182,210,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC. CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM FEBRUARY 24,2010 (Inception of DEVELOPMENT STAGE) to MARCH 31, 2010 (Unaudited)
								Deficit
								Accumulated
					Additional	Common		During The
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Development
	Shares	Par Value	Shares	Par Value	Capital	Subscribed	Deficit	Stage	Total

Balance, February 23, 2010	16,937,500	$ 16,938	2,137,808,278	$ 21,378	$18,624,335	$ -	$ (19,499,096)	$ -	$ (836,445)

Shares sold for cash	-	-	20,000,000	200	19,800		-	-	20,000

Common shares subscribed	-	-	-	-	-	15,689	-	-	15,689

Net loss	-	-	-	-	-		-	(80,496)	(80,496)

Balance, March 31, 2010	16,937,500	$ 16,938	2,157,808,278	$ 21,578	$18,644,135	$ 15,689	$ (19,499,096)	$ (80,496)	$ (881,252)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND FROM

INCEPTION OF DEVELOPMENT STAGE (FEBRUARY 24, 2010) TO MARCH 31, 2010

(Unaudited)

	MARCH 31, 2010	MARCH 31, 2009	INCEPTION OF DEVELOPMENT STAGE (FEBRUARY 24, 2010) TO MARCH 31, 2010

Cash flows from operating activities:
Net income (loss)	$ 773,108	$ (106,148)	$ (80,496)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	17,594	27,415	-
Issuance of shares for services	24,889	25,225	24,889
Amortization of beneficial conversion feature (finance costs)	4,641	4,300	314
(Gain) loss on extinguishment of debt	(66,430)	8,204	-
Loss attributable to minority interest	(45,683)	(4,870)	-
Gain on disposition of subsidiary	(893,191)	-	-
Decrease (increase) in assets:
Accounts receivable	241,822	39,467	-
Other current assets	2,294	(457)	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(983)	4,817	33,837
Advances payable	-	(174)	-

Cash provided by (used in) operating activities	58,061	(2,221)	(21,456)

Cash flows from investing activities:
Cash retained by subsidiary	(218,020)	-	-
Cash paid for fixed assets	-	(18,743)	-

Cash used in investing activities	(218,020)	(18,743)	-

Cash flows from financing activities:
Sale of common stock	35,689	-	35,689
Payments on notes and leases	(2,627)	(3,300)	-
Payments on related party notes	(10,000)	(8,002)	-
Advances payable	2,000	10,000	-
Advances repaid	(200)	-	-
Advances payable - related party	-	9,000	-

Cash provided by financing activities	24,862	7,698	35,689

Net increase (decrease) in cash	(135,097)	(13,266)	14,233
Cash, beginning of period	151,192	116,987	1,862

Cash, end of period	$ 16,095	$ 103,721	$ 16,095

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 2,030	$ 9,355	$ -

Non-Cash Financial Activity:

Debt and liabilities settled with common stock	$ 239,966	$ -
Subsidiary debenture assumed	141,606	-
Accrued interest expense added to principal amount of debt	18,946	35,853
Increase in conversion of note payable upon extinguishment of debt	-	8,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., PTS Technologies, Inc. and PTS Group Limited are all inactive subsidiaries and the Company has discontinued all activities, past and prospective, for the following inactive subsidiaries: PTS Card Solutions, Inc., Glove Box, Inc., PTS Global Capital, Inc., PTS Technologies, Inc. and PTS Group Limited.

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

During 2010 PTS divested itself of its ownership in DBYC and DAC. Effective February 23, 2010, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to either acquire undervalued businesses and/or merge with businesses with a history of operating revenues in markets that provide room for growth (“Acquisition Strategy”). The assets, liabilities and operations of DBYC and DAC have been presented as discontinued operations in the financial statements.

Upon the divestiture of DBYC and DAC, the Company re-entered development stage and has presented inception to date financial statement information from February 24, 2010 to March 31, 2010.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 have been prepared by PTS pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2009 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced recurring net operating losses, have no current source of revenue and have a working capital deficiency of $511,496 as of March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, “Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2009 since the effect would be anti-dilutive. There were 746,881,352 and 5,304,490,281 common stock equivalents outstanding at March 31, 2010 and 2009, respectively.

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

The table below summarizes the fair values of our financial liabilities as of March 31, 2010:

	Fair Value at	Fair Value Measurement Using
	March 31, 2010	Level 1	Level 2	Level 3

Convertible notes payable	$647,945	$—	$—	$647,945
	$647,945	$—	$—	$647,945

Reclassifications

Certain prior period items have been reclassified to conform to the current period presentation. The reclassifications had no impact on net loss. The reclassifications relate to discontinued operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 to amend the disclosure requirements related to recurring and nonrecurring fair value measurements found in ASC Topic 820 “Fair Value Measurements and Disclosure”. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The guidance became effective for the Company beginning January 1, 2010. The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which amends guidance on ASC Topic 855 “Subsequent Events”. This guidance alleviates potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Issued

In October 2009, the FASB issued ASU 2009-13 which changes ASC Topic 506 “Revenue Recognition” for revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective on January 1, 2011. The Company has determined that the adoption of these changes will not have an impact on the consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued ASU 2010-06 to amend the disclosure requirements related to recurring and nonrecurring fair value measurements found in ASC Topic 820 “Fair Value Measurements and Disclosures”. The guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning July 1, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS

During February of 2010 the Company undertook reorganization and restructuring efforts which resulted in the divestiture of the Company’s interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with the Company’s former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. plus 1,175,126,879 common shares in Disability Access Corporation  held by PTS, Inc. plus all notes receivable and notes payable (including debentures) held by PTS, Inc. or owed by PTS to Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. The net exchange eliminated PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.   This event was not entered into or contemplated by management, nor committed to by management until after December 31, 2009. The assets, liabilities and operations of DBYC and DAC have been presented as discontinued operations in the financial statements.

We have recorded a gain on disposition of the subsidiaries in the amount of $893,191. The gain has been calculated as follows:

Fair value of consideration:

Series E shares	$ 1,000,000
Series A Shares	328,275
Accrued Payroll	273,500

Convertible Debenture	210,816
Accrued Interest	18,973
Advances	2,000
DBYC Payable	188,193
DAC Receivable	(608,417)
NonControlling interest at deconsolidation	148,342

1,561,682
Net assets of DBYC/DAC	(668,491)

Gain	$ 893,191

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Parties

On January 1, 2010, a note and related accrued interest payable to Peter Chin were combined into a single convertible note in the principal amount of $84,276. The note bears interest at 8%, is due on December 31, 2010 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

On January 1, 2010, a note, advances payable and related accrued interest payable to Sandy Chin were combined into a single convertible note in the principal amount of $13,043. The note bears interest at 8%, is due on December 31, 2011 and is convertible into our common stock, at the option of the holder, at a 30% discount to the current market price of our stock at the date of conversion.

In February 2010 a convertible debenture and related accrued interest payable to Peter Chin aggregating $229,789 was cancelled in connection with his purchase of DBYC and DAC described in Note 3.

In February 2010 accrued salary payable to Peter Chin aggregating $273,500 was cancelled in connection with his purchase of DBYC and DAC described in Note 3.

NOTE 5 – STOCK TRANSACTIONS

The Company amended its Articles of Incorporation on May 19, 2010 (with Board approval February 25, 2010) to authorize Five Billion (5,000,000,000) shares of capital stock, of which Four Billion Eight Hundred Million (4,800,000,000) shares with a par value of $0.00001 par share, is designated, “Common Stock,” and of which Two Hundred Million (200,000,000) shares with a par value of $0.001 per share, is designated “Preferred Stock”.

During the three months ended March 31, 2010:

We issued 442,277,141 shares of common stock pursuant to the conversion of 4,585,600 shares of Series A preferred stock, 3,000,000 shares of Series C preferred stock and 37,350 shares of Series E preferred stock. The Company cancelled 62,500 Series A preferred stock in agreement with the shareholder as the shareholder could not locate the physical certificate to convert. All converted Series E preferred stock were converted at a negotiated conversion rate and not the rate stated in the Company’s designation for the series.

We issued 306,039,861 shares for payment of debt and accrued interest reduction aggregating $184,187. The shares were valued at $131,457 and we recorded a gain of $52,730 upon extinguishment of debt.

We issued Peter Chin 40,000,000 S-8 shares of common stock for consulting services after his resignation as Chief Executive Officer. These shares were valued at $0.0016 per share, or $64,000.

We sold 35,689,400 shares of restricted common shares for proceeds aggregating $35,689. Of this amount, 15,689,400 shares sold for proceeds of $15,689 were not issued at March 31, 2010 and this amount is classified in equity as common stock subscribed at March 31, 2010.

NOTE 6 – CONVERTIBLE DEBENTURES, NOTES PAYABLE AND OTHER PAYABLES

During the three months ended March 31, 2010 we issued 241,754,147 shares of common stock in settlement of $148,187 of debentures, notes and accrued interest. The shares were valued at $104,457 and we recorded a gain of $43,730 upon extinguishment of debt.

During the three months ended March 31, 2010 we amended all remaining notes from December 31, 2009 that were not converted into common stock during the first quarter. These notes aggregate to approximately $288,000, of which, $84,276 matures on December 31, 2010 and $203,533 mature in 2011. These notes bear an 8% interest rate per annum and are convertible into common stock at a 50% discount to the current market price of our stock at the date of conversion.

During the three months ended March 31, 2010 we settled $14,000 of advances payable with payments aggregating $300 and we recorded a gain of $13,700 upon extinguishment of debt.

During the three months ended March 31, 2010 we issued 13,392,857 shares of common stock in settlement of $7,500 of advances payable. The shares were valued at $5,625 and we recorded a gain of $1,875 upon extinguishment of debt.

During the three months ended March 31, 2010 we issued 50,892,857 shares of common stock in settlement of $28,500 of accrued compensation. The shares were valued at $21,375 and we recorded a gain of $7,125 upon extinguishment of debt.

During the three months ended March 31, 2010 we assumed a debenture payable by DBYC in the amount of $141,606. The debenture matures on December 31, 2011, bears an 8% interest rate per annum and is convertible into common stock at a 30% discount to the current market price of our stock at the date of conversion.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2010, the Company issued 15,689,400 shares for cash totaling $15,689 and 15,000,000 shares were issued to non-affiliated party for consulting services totaling $21,000. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

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

Company Overview

RECENT DEVELOPMENT-ELIMINATE PTS, INC’S INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.

During February of 2010 the Company undertook reorganization and restructuring efforts which resulted in the divestiture of the Company’s interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with the Company’s former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. plus 1,175,126,879 common shares in Disability Access Corporation  held by PTS, Inc. plus all notes receivable and notes payable (including debentures) held by PTS, Inc. or owed by PTS to Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. The net exchange eliminated PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.   This event was not entered into or contemplated by management, nor committed to by management until after December 31, 2009. The assets, liabilities and operations of DBYC and DAC have been presented as discontinued operations in the financial statements.

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

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California, . and Florida

MATERIAL EVENT

During the quarter ended March 31, 2010 the Company undertook reorganization and restructuring efforts which resulted in the divestiture of the Company’s interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with the Company’s former CEO Peter Chin.  Please see the Recent Development above for additional details.

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

Business Plan and Acquisition Strategy

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. THE FOLLOWING SHOULD BE READ WITH CAUTION. THE COMPANY EFFECTED THE DIVESTITURE OF DISABILITY ACCESS CORPORATON (DBYC) AND IT’S WHOLLY OWNED SUBSIDIARY DISABILITY ACCESS CONSULTANTS, INC. (DAC) AS DETAILED UNDER "RECENT DEVELOPMENTS-ELIMINATE PTS’S INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.” CONSEQUENTLY WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN DBYC AND DAC. WE HAVE NO OPERATING BUSINESS AND ARE A "DEVELOPMENT" COMPANY WITH NO MATERIAL ASSETS.

Effective February 2010, our board of directors determined that the implementation of our business plan was no longer financially feasible.  At such time, we discontinued the implementation of our prior business plan and are now pursuing an acquisition strategy, whereby we will seek to either acquire undervalued businesses and/or merge with businesses with a history of operating revenues in markets that provide room for growth ("Acquisition Strategy"). While we are currently in a development stage, since the divestiture of our prior business activity on February 23, 2010, with no revenue or operations other than our acquisition activities, we have identified a number of attractive companies that we believe could qualify for strategic and viable business combinations with PTS. Therefore, we expect that we will emerge from the development stage through a business combination within a relatively short time frame.

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

Business Plan Prior to February 23, 2010 Transaction

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

Business Strategy Prior to February 23, 2010 Transaction

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

PTS, Inc. currently has one employee and will seek additional employees if and when necessary and the Company has utilized and will continue to utilize independent consultants on an as needed basis

Current Acquisition Objectives

We continue to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business, industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

At the Special Meeting of Stockholders of PTS, Inc. held on February 25, 2010, a majority of the Company’s stockholders approved the proposal to increase the authorized number of shares of the Company’s Common Stock from Two Billion Eight Hundred Million (2,800,000,000) to Four Billion Eight Hundred Million (4,800,000,000).

On May 19, 2010 the Company filed a Certificate of Amendment to the Articles of Incorporation with the state of Nevada to increase the authorized Common Stock from Two Billion Eight Hundred Million (2,800,000,000) to Four Billion Eight Hundred Million (4,800,000,000). A copy of the Amendment to the Articles of Incorporation was filed as Exhibit 3.18 to the Company’s Current Report on Form 8-K filed on May 21, 2010.

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

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009.

Revenue

We had no revenue from continuing operations for the three months ended March 31, 2010 and 2009 due to the disposition of our operating subsidiary described elsewhere in this quarterly report.

Cost of Revenue

We had no cost of revenue from continuing operations for the three months ended March 31, 2010 and 2009 due to the disposition of our operating subsidiary described elsewhere in this quarterly report.

General and Administrative Expenses

Total general and administrative expenses from continuing operations for the three months ended March 31, 2010 increased by $20,099 or 30%, to $87,438 for the three months ended March 31, 2010 from $67,339 for the three months ended March 31, 2009. The primary components of our general and administrative expenses are compensation and consulting costs and professional fees. The increase in general and administrative expenses resulted primarily from stock based compensation incurred during 2010 of $24,889.

Interest Expense, Finance Costs, Loss on Extinguishment of Debt and Fair Value of Derivative Liability (Other income/expense)

Other income/expense and finance cost from continuing operations for the three months ended March 31, 2010 was net income of $56,995 as compared to net expense of $23,076 for the three months ended March 31, 2009. We had a gain on extinguishment of debt of $66,430 in 2010, compared with a loss on extinguishment of $8,204 in 2009.

Discontinued Operations

We had income from discontinued operations was $803,551 for the three months ended March 31, 2010 and a loss from discontinued operations of $15,733 for the three months ended March 31, 2009. The main component of the 2010 income was a gain on the disposition of our subsidiaries described previously. The discontinued operations reflect the operations of our subsidiaries which will no longer be a part of our operations subsequent to the divestiture.

Liquidity and Capital Resources

As of March 31, 2010, we had a deficiency in working capital of $511,496. Cash provided by operations was $58,061 during the three months ended March 31, 2010. A loss of $185,072 (after adjustments for noncash items) was offset by collection on accounts receivable of $241,822. Net cash used in investing activities totaled $218,020 for the three months ended March 31, 2010, which represents cash retained by our former subsidiary. Cash provided by financing activities for the three months ended March 31, 2010 was $24,862, resulting from proceeds from the sale of common stock, offset by payments on notes and advances payable.

   Our independent certified public accountants have stated in their report, included in our Form 10-K, that due to our net losses and negative cash flows from operations that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2010. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2009 and 2008, our common stock was sold and purchased at prices that ranged from a high of $0.002 to a low of $0.0006 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Marc Pintar, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three-month period ended March 31, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010 to ensure that information requiring disclosure by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010:

We issued 343,920,000 shares of common stock pursuant to the conversion of 4,585,600 shares of Series A preferred stock.

We issued 45,000,000 shares of common stock pursuant to the conversion of 3,000,000 shares of Series C preferred stock.

We issued 25,678,571 shares of common stock pursuant of the conversion of 17,975 shares of Series E preferred stock

We issued 7,142,857 shares of common stock pursuant of the conversion of 5,000 shares of Series E preferred stock.

We issued 6,250,000 shares of common stock pursuant of the conversion of 4,375 shares of Series E preferred stock.

We issued 2,857,142 shares of common stock pursuant of the conversion of 2,000 shares of Series E preferred Stock.

We issued 11,428,571 shares of common stock pursuant of the conversion of 8,000 shares of series E preferred Stock.

We cancelled 62,500 Series A preferred stock as the shareholder could not locate the physical certificate to convert. All converted Series E preferred stock were converted at a negotiated conversion rate and not the rate stated in the Company's designation for the series.

We issued 227,711,361 shares for debt and interest reduction of $128,557.

We issued 14,042,786 shares of common stock upon conversion of $5,897 of debt and accrued interest.

We issued 13,392,857 shares of common stock upon conversion of $7,500 of debt.

We issued 50,892,857 shares of common stock upon conversion of $28,500 of debt.

We issued 20,000,000 shares of restricted common shares for an investment of $20,000.

We amended all remaining notes from December 31, 2009 that were not converted into common stock to extend maturity date of December 31, 2009 to December 31, 2011. The amended notes total approximately $287,809.

Subsequent to the quarter ended March 31, 2010:

We issued 15,689,400 shares of restricted common shares for an investment of $15,689.40

We issued 15,000,000 shares of restricted common shares for consulting services.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.

3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
3.17	Certificate of Amendment to Articles of Incorporation, dated October 9, 2007.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2007 filed on March 31, 2008.
3.18	Certificate of Amendment to Articles of Incorporation, dated May 19, 2010	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on May 21, 2010.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.

10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
10.6	Employment Agreement with Peter Chin dated July 1, 2009	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2010

PTS, Inc.
By: /s/ Marc Pintar Marc Pintar, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors