Form 10-Q/A
period 2009-06-30
PTS INC/NV/
filed 2010-07-13
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Form 10-Q filed on August 19, 2009 for the period ended June 30, 2009. The sole purpose of this amendment is the result of additions to our existing contingent liability disclosure in Part II – 1A. Risk Factors, and the addition of footnote 8 to the financial statements to include certain disclosure with respect to a contingent liability. As a result Part II Item 1A Risk Factors and the additional financial footnote in Part I Item 1 were amended.  In addition, Item 3. Quantitative and Qualitative Disclosures About Market Risk has been moved to Part II Item 1A Risk Factors. All other Items remain unchanged.

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

NOTE 8 - CONTINGENT LIABILITY

During March of 2005, PTS, Inc. adopted an Employee Stock Incentive Plan for the Year 2005, which was filed with the Commission on Form S-8.  Per the terms of the Plan, PTS, Inc. granted common stock awards to employees.  The purchase price of the shares of common stock was 85% of the fair market value of the common stock on the date of exercise.  During the period from March 2005 until February of 2008, PTS, Inc. realized $1,182,630 in proceeds from the exercise of these stock awards.  These proceeds were immediately reinvested into PTS to sustain the operating activities of the Company in its business pursuits and no one was ungainly enriched by the administration of the plan.  After being made aware of a potential violation of the federal securities laws in the administration of this Plan, management of PTS, Inc. has come to the conclusion that there indeed was potentially a violation of federal securities laws in the administration of the plan.  Further, this potential violation of federal securities laws creates a contingent liability for PTS, Inc., which might equal the amount of money realized by PTS, Inc. in the administration of the plan.  Upon further analysis management is unable to estimate if any additional amounts would be due.  Additionally, as of this date, no enforcement action has been threatened or instituted by the Securities and Exchange Commission, or any other state or federal regulatory body regarding this potential violation of the federal securities laws.  Due to these uncertainties and that Management has determined this contingent liability to be remote; we have not recorded a liability in our financial statements and are providing this disclosure due to the material nature of this event.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item. See “Risk Factors” in Part II Item 1A. of this quarter report on Form 10-Q for the period ended June 30, 2009.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

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

During March of 2005, PTS, Inc. adopted an Employee Stock Incentive Plan for the Year 2005, which was filed with the Commission on Form S-8.  Per the terms of the Plan, PTS, Inc. granted common stock awards to employees.  The purchase price of the shares of common stock was 85% of the fair market value of the common stock on the date of exercise.  During the period from March 2005 until February of 2008, PTS, Inc. realized $1,182,630 in proceeds from the exercise of these stock awards.  These proceeds were immediately reinvested into PTS to sustain the operating activities of the Company in its business pursuits and no one was ungainly enriched by the administration of the plan.  After being made aware of a potential violation of the federal securities laws in the administration of this Plan, management of PTS, Inc. has come to the conclusion that there indeed was potentially a violation of federal securities laws in the administration of the plan.  Further, this potential violation of federal securities laws creates a contingent liability for PTS, Inc., which might equal the amount of money realized by PTS, Inc. in the administration of the plan.  Upon further analysis management is unable to estimate if any additional amounts would be due.  Additionally, as of this date, no enforcement action has been threatened or instituted by the Securities and Exchange Commission, or any other state or federal regulatory body regarding this potential violation of the federal securities laws.  Due to these uncertainties and that Management has determined this contingent liability to be remote; we have not recorded a liability in our financial statements and are providing this disclosure due to the material nature of this event.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2010

PTS, Inc.
By: /s/ Marc Pintar Marc Pintar, Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors