Form 10-Q/A
period 2009-09-30
PTS INC/NV/
filed 2010-07-13
CIK 1080924

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Form 10-Q filed on November 13, 2009 for the period ended September 30, 2009. The sole purpose of this amendment is the result of additions to our existing contingent liability disclosure in Part II – 1A. Risk Factors, and the addition of footnote 9 to the financial statements to include certain disclosure with respect to a contingent liability. As a result Part II Item 1A Risk Factors and the additional financial footnote in Part I Item 1 were amended.  In addition, Item 3. Quantitative and Qualitative Disclosures About Market Risk has been moved to Part II Item 1A Risk Factors. All other Items remain unchanged.

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

NOTE 9 - CONTINGENT LIABILITY

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item. See “Risk Factors” in Part II Item 1A. of this quarter report on Form 10-Q for the period ended September 30, 2009.

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