Form 10-K/A
period 2009-12-31
PTS INC/NV/
filed 2010-07-13
CIK 1080924

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Form 10-K filed on March 31, 2010 for the period ended December 31, 2009. The sole purpose of this amendment is the result of  additions to our existing contingent liability disclosure in Part 1 – 1A. Risk Factors, and the addition of footnote 13 to the financial statements to include certain disclosure with respect to a contingent liability. As a result Part I Item 1A Risk Factors and the additional financial footnote in Part II Item 8 were amended.   All other Items remain unchanged.

PART I

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

PART II - FINANCIAL INFORMATION

Item 8. Financial Statements.

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

/s/ Lynda R. Keeton CPA, LLC

Lynda R. Keeton CPA, LLC

Henderson, NV

March 31, 2010, except for footnote 13, as to which the date is July 12, 2010

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

An unaudited pro forma balance sheet for PTS at December 31, 2009 reflecting the debt settlements and divestiture described above is as follows:

Assets

Cash	$ 2,000

Total Assets	$ 2,000

Liabilities and stockholders' deficit

Liabilities

Accounts payable	$ 105,000
Notes payable and accrued interest	288,00

Total liabilities	393,000

Stockholders' deficit	(391,000)

Total liabilities and stockholders' deficit	$ 2,000

NOTE 13 - CONTINGENT LIABILITY

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

PTS, Inc. By: /s/ Marc Pintar Marc Pintar Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board of Directors

Dated: July 13, 2010