Form 10-Q/A
period 2010-03-31
PTS INC/NV/
filed 2010-07-13
CIK 1080924

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 21, 2010, the issuer had 2,188,497,678 shares of its common stock issued and outstanding.

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Form 10-Q filed on May 21, 2010 for the period ended March 31, 2010. The sole purpose of this amendment is the result of additions to our existing contingent liability disclosure in Part II – 1A. Risk Factors, and the addition of footnote 8 to the financial statements to include certain disclosure with respect to a contingent liability. As a result Part II Item 1A Risk Factors and the additional financial footnote in Part I Item 1 were amended.  In addition, Item 3. Quantitative and Qualitative Disclosures About Market Risk has been moved to Part II Item 1A Risk Factors. All other Items remain unchanged.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item. See “Risk Factors” in Part II Item 1A. of this quarter report on Form 10-Q for the period ended March 31, 2010.

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