Form 10-Q
period 2010-06-30
PTS INC/NV/
filed 2010-08-23
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 20, 2010, the issuer had 2,544,391,439 shares of its common stock issued and outstanding.

PTS, INC.

Report on Form 10-Q

For the Quarter Ended June 30, 2010

INDEX

		PAGE
PART I
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, and for the Period from February 24, 2010 (Inception of Development Stage) to June 30, 2010 (Unaudited)	7
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Period from February 24, 2010 (Inception of Development Stage) to June 30, 2010 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and for the Period from February 24, 2010 (Inception of Development Stage) to June 30, 2010 (Unaudited)	11
	Notes to Unaudited Financial Statements as of June 30, 2010	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32
Item 4T.	Controls and Procedures.	35
PART II
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	40

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 255	$ 2,363
Prepaid expense	1,125	-
Current assets of discontinued operations	-	467,010
Total current assets	1,380	469,373

Property and equipment of discontinued operations, net of accumulated depreciation of $289,973	-	300,342
Goodwill of discontinued operations	-	908,712
Deposits	875	875
Deposits from discontinued operations	-	4,385

TOTAL ASSETS	$ 2,255	$ 1,683,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 123,990	$ 151,669
Accrued expenses	8,334	436,431
Due to related party	9,500	-
Advances payable	22,539	21,500
Convertible notes payable, current portion, and related accrued interest, net of unamortized discount of $4,795 and $3,856, respectively	119,939	34,809
Convertible notes payable - related party	-	153,117
Notes payable, related party	-	3,000
Advances payable - related party	-	14,500
Current liabilities of discontinued operations	-	597,638
Total current liabilities	284,302	1,412,664

Convertible notes payable, long term portion, and related accrued interest, net of unamortized
discount of $0 and $6,365, respectively	195,362	416,990
Convertible notes payable and related accrued interest - related party	13,477	210,816

Total liabilities	493,141	2,040,470

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, no shares and 11,448,933 shares issued and outstanding	-	11,449
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-

Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, no shares and 3,000,000 shares issued and outstanding	-	3,000
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, no shares and 1,037,350 shares issued and outstanding	-	1,037
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 4,800,000,000 shares authorized as of June 30, 2010 and 2,800,000,000 shares authorized as of December 31, 2009, 2,406,240,088 and 1,349,491,276 shares issued and outstanding	24,062	13,495
Additional paid-in capital	20,027,864	19,757,911
Accumulated deficit prior to the development stage	(20,392,287)	(20,352,700)
Deficit accumulated during the development stage	(165,525)	-
Total PTS, Inc. stockholders' deficit	(490,886)	(550,808)
Noncontrolling interest	-	194,025

Total stockholders' deficit	(490,886)	(356,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,255	$ 1,683,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM FEBRUARY 24, 2010

(INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		INCEPTION OF DEVELOPMENT STAGE (February 24, 2010) TO June 30, 2010
	2010	2009	2010	2009
Sales	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Selling expense	-	-	-	-

General and administrative expense	79,144	-	156,554	-	156,554

Total operating expense	79,144	-	156,554	-	156,554

Loss from continuing operations before
Interest and other expense	(79,144)	-	(156,554)	-	(156,554)

Finance cost	-	-	(314)	-	(314)
Interest expense, net	(5,885)	-	(8,657)	-	(8,657)

Income (loss) from continuing operations	85,029	-	(165,525)	-	(39,587)

Income (loss) from discontinued operations	-	(199,239)	(39,587)	(305,387)	-

Deemed dividend on preferred stock	-	-	-	(10,090)	-

Net (loss)	$ (85,029)	$ (199,239)	$ (205,112)	$ (315,477)	$ (205,112)

Net income (loss) per basic share: Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Net income (loss) per diluted share: Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	0.00	0.00	0.00	0.00	0.00
	$ 0.00	$ (0.00)	$ 0.00	$ 0.00	$ 0.00
Weighted average shares outstanding,
Basic	2,291,281,945	1,255,945,222	2,291,281,945	2,427,791,388	2,291,281,945
Diluted	2,406,240,088	1,255,945,222	2,406,240,088	2,660,085,419	2,406,240,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM FEBRUARY 24, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2010

(Unaudited)

								Equity (Deficit)
								Accumulated
					Additional	Common		During The
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Development
	Shares	Par Value	Shares	Par Value	Capital	Subscribed	Deficit	Stage	Total

Balance, February 23, 2010	16,937,500	$ 16,938	2,097,808,278	$ 20,978	$19,453,926	$ -	$(20,392,287)	$ -	$ (900,445)

Shares sold for cash	-	-	20,000,000	200	19,800	-	-	-	20,000

Shares for services	-	-	40,000,000	400	63,600		-	-	64,000

Common shares subscribed	-	-	-	-	-	15,689	-	-	15,689

Net (loss) for the period from February 24, 2010 (Inception of Development Stage) to March 31, 2010	-	-	-	-	-	-	-	(80,496)	(80,496)

Balance, March 31, 2010	16,937,500	$ 16,938	2,157,808,278	$ 21,578	$19,537,326	$ 15,689	$ (20,392,287)	$ (80,496)	$ (881,252)

Shares for services	-	-	15,000,000	150	20,850	-	-	-	21,000

Shares sold for cash	-	-	15,689,400	157	15,532	(15,689)	-	-	-

Shares issued in conversion of debt	-	-	98,186,090	982	140,112	-	-	-	141,094

Shares issued in conversion of debt	-	-	91,238,800	912	160,849	-	-	-	161,761

Shares issued in settlement of debt	-	-	28,317,520	283	27,468	-	-	-	27,751

Liabilities contributed to capital	-	-	-	-	123,789	-	-	-	123,789

Shares cancelled	(1,937,500)	(1,938)	-	-	1,938	-	-	-	-

Net loss for the three months ended June 30, 2010	-	-	-	-	-	-	-	(85,029)	(85,029)

Balance June 30, 2010	15,000,000	$ 15,000	2,406,240,088	$ 24,062	$20,027,864	$ -	$ (20,392,287)	$ (205,112)	$ (490,886)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM FEBRUARY 24, 2010

(INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2010

(Unaudited)

	JUNE 30, 2010	JUNE 30, 2009	INCEPTION OF DEVELOPMENT STAGE (FEBRUARY 24, 2010) TO JUNE 30, 2010

Cash flows from operating activities:
Net income (loss)	$ (165,525)	$ (315,447)	$ (165,525)
Loss from discontinued operations	(39,587)	-	(39,587)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	-	54,402	-
Issuance of shares for services	85,000	25,225	85,000
Amortization of beneficial conversion feature (finance costs)	5,426	17,544	5,426
(Gain) loss on extinguishment of debt	-	8,204	-
Loss attributable to minority interest	-	(48,299)	-
Decrease (increase) in assets:
Accounts receivable	-	183,555	-
Other current assets	(1,125)	6,210	(1,125)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(102,855)	62,095	(102,855)
Due to related party	9,500	-	9,500
Advances payable	22,539	957	22,539

Cash provided by (used in) operating activities	(186,627)	4,506	(186,627)

Cash flows from investing activities:
Cash paid for fixed assets	-	(18,743)	-

Cash used in investing activities	-	(18,743)	-

Cash flows from financing activities:
Sale of common stock	35,690	-	35,690
Payments on notes and leases	-	(6,913)	-
Payments on related party notes	-	(23,002)	-
Payments on notes payable	-	25,000	-
Advances payable	-	10,000	-

Advances payable - related party	-	6,000	-

Cash provided by financing activities	35,690	11,085	35,690

Net increase (decrease) in cash	(150,937)	(3,152)	(1,607)
Cash, beginning of period	151,192	116,987	1,862
Cash, end of period	$ 255	$ 113,835	$ 255

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 2,030	$ 9,576	$ -

Non-Cash Financial Activity:

Debt and liabilities settled with common stock	$ 429,997	$ -	$ -
Subsidiary debenture assumed	141,606	-	-
Accrued interest expense added to principal amount of debt	54,799	35,853	-
Increase in conversion of note payable upon extinguishment of debt	8,204	8,204	-
Conversion of notes payable and accrued interest to common stock	-	26,404	-
Beneficial conversion feature of convertible note	-	10,714	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Upon the divestiture of DBYC and DAC, the Company re-entered development stage and has presented inception of development stage to date financial statement information from February 24, 2010 to June 30, 2010.

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

Basis of Presentation

The  Company  has not  earned  any  revenue  from  operations  since  inception of the development stage on February 24, 2010. Accordingly, the  Company's  activities  have been  accounted for as those of a "Development  Stage  Enterprise"  as set  forth in ASC 915,  "Development  Stage Entities." Among the  disclosures  required by ASC 915, are that the Company's financial  statements be identified as those of a development stage company, and that the statements of operations,  stockholders' equity and cash flows disclose activity  since the date of the Company's  inception.  The Company has elected a fiscal year ending on December 31.

PTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

The  accompanying  financial  statements  have been prepared in accordance  with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and  regulations  of the Securities and Exchange Commission for smaller reporting companies.  In the opinion of management, all adjustments,  consisting  of normal  recurring  accruals,  necessary  for a fair presentation of the results of  operations  for the period from February 24, 2010 (Inception of development stage)  to June 30, 2010 have  been  reflected  herein.  The results of operations for the period from February 24, 2010 (Inception of development stage) to June 30, 2010 are not necessarily indicative of the results to be expected in the future.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced recurring net operating losses, have no current source of revenue and have a working capital deficiency of $282,922 as of June 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

PTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue Recognition

DAC generated revenue from services regarding compliance with state, federal and local accessibility codes. Services included inspections of facilities, production of accessibility reports, consultation, expert witness services, and review of policies and procedures of the client. In all cases, revenue is recognized as earned by the Company. Though contracts varied between a progress-basis and completed project basis, as the client becomes liable to the Company for services provided, as defined in the agreement, the client is then invoiced and revenue is accordingly recognized and recorded.  The Company did not recognize or record any revenues for which it does not have a legal basis for invoicing or legally collecting. For progress-basis contracts, the Company invoiced the client when it had completed the specified portion of the agreement, there by, ensuring the client is legally liable to the Company for payment of the invoice. On progress-basis contracts, revenue was not recognized until this criteria was met. The Company generally seeks progress-based agreements when the length of engagement will exceed two months and the size of contract exceeds $25,000. At June 30, 2010, there were no sources of revenue.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, “Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the six months ended June 30, 2010 since the effect would be anti-dilutive. There were 821,445,350 and 4,134,935,464 common stock equivalents outstanding at June 30, 2010 and 2009, respectively.

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
JUNE 30, 2010
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

The table below summarizes the fair values of our financial liabilities as of June 30, 2010:

	Fair Value at	Fair Value Measurement Using
	June 30, 2010	Level 1	Level 2	Level 3

Convertible notes payable	$328,778	$—	$—	$328,778
	$328,778	$—	$—	$328,778

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
JUNE 30, 2010
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

During February of 2010 we recorded a gain on disposition of the subsidiaries in the amount of $893,191. Due to the related party nature of the disposition, the previously recognized gain has  been reclassified as Additional Paid-in Capital (see Note 7 - Restated Financial Statements). The previously recognized gain, now recognized as Additional Paid-In Capital has been calculated as follows:

Fair value of consideration:

Series E shares	$ 1,000,000

Series A Shares	328,275
Accrued Payroll	273,500
Convertible Debenture	210,816
Accrued Interest	18,973
Advances	2,000
DBYC Payable	188,193
DAC Receivable	(608,417)
Non-Controlling interest at deconsolidation	148,342

1,561,682
Net assets of DBYC/DAC	(668,491)

Increase in Additional Paid-in Capital	$ 893,191

PTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 3 – SALE OF SUBSIDIARIES AND DISCONTINUED OPERATIONS (cont'd.)

During the three month period ending June 30, 2010, we found additional amounts included on the Company’s books that related to the disposition of the subsidiaries in February of 2010.  These amounts were calculated and during the three month period ending June 30, 2010 we recorded an additional gain on disposition of the subsidiaries in the amount of $123,789 as a credit to Additional Paid-in Capital. The aggregate amount of the increase in Additional Paid-in Capital gain on disposition of the subsidiaries for the six month period ending June 30, 2010 is $1,016,980.   The portion of the gain recorded during the three month period ending June 30, 2010 has been calculated as follows:

Accounts Payable	$ 55,759
Accrued Payroll	45,462
Accrued Payroll Taxes	22,568

Gain	$ 123,789

The following is a summary of discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$ -	$ 165,935	$ -	$ 449,091
Cost of sales	-	127,421	-	253,626
Gross profit	-	38,514	-	195,465

Selling expense	-	19,500	-	39,500
General and administrative expense	-	230,154	10,028	447,047
Total operating expense	-	249,654	10,028	486,547
Loss from continuing operations before
Interest and other expense	-	(211,140)	(10,028)	(291,082)
Finance cost	-	(13,243)	(4,327)	(17,544)
Interest expense, net	-	(18,285)	(2,022)	(36,856)
Gain (loss) on extinguishment of debt	-	-	66,430	(8,204)
Gain (loss) from continuing operations	-	(242,668)	50,053	(353,686)
Gain (loss) from discontinued operations	-	-	(89,640)	-
Income attributable to the noncontrolling interest	-	43,429	-	48,299
Net income (loss)	$ -	$(199,239)	$(39,587)	$(305,387)

PTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

At June 30, 2010, the amount of $9,500 is recorded as Due to related party.  This amount consists of the compensation due our Chief Executive Officer, Marc Pintar, pursuant to his agreement with the Company for the period from April 1, 2010 to June 30, 2010.  The compensation consists of $1,000 in cash to be paid and 5,000,000 shares of common stock valued at $8,500 to be issued to Mr. Pintar.

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
JUNE 30, 2010
(Unaudited)

NOTE 5 – STOCK TRANSACTIONS (cont'd.)

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

During the three months ended June 30, 2010:

The 15,689,400 shares sold for proceeds of $15,689 in March of 2010 were issued and this amount was reclassified in equity from common stock subscribed to common stock.

We issued 15,000,000 restricted shares of common stock valued at $21,000 for consulting services to a non-affiliated party.

The Company cancelled 1,937,500 shares of Series A preferred stock in agreement with the shareholder.

NOTE 6 – CONVERTIBLE DEBENTURES, NOTES PAYABLE AND OTHER PAYABLES

During the three months ended March 31, 2010:

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

During the three months ended June 30, 2010:

We issued 217,742,410 shares of common stock upon conversion and in settlement of convertible notes and accrued interest aggregating $330,606.  The shares were valued at $190,031.

PTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 7 – RESTATED FINANCIAL STATEMENTS

During the review of our quarter ended June 30, 2010, it became apparent that the gain on disposal of discontinued operations from the prior quarter had been recorded improperly.  The gain was initially recorded to the income statement.  The transaction involving the disposal of our discontinued operations on February 23, 2010 was with a related party.  Based on further review of the facts, we should not have recognized a gain on extinguishment of debt, but should have instead credited Additional Paid-in Capital, due to the related party nature of the transaction.

In addition to the above misstatement, we discovered that the beginning balance of our Statement of Changes in Stockholders’ Deficit was incorrect.  The inception of our development stage was February 24, 2010 and we issued 40,000,000 shares valued at $64,000 on this date.  The shares and related value were incorrectly included in the opening balance of February 23, 2010.  We have reclassed the presentation of the share issuance in order to show the activity occurring during our development stage in the period ending March 31, 2010.

We have restated the financial statements for the three month period ending March 31, 2010 and have presented a summary of the changes made to the financial statements previously filed for the period.

As of March 31, 2010 (Unaudited)	As Originally Reported	Adjustment		As Restated
Cash	$ 16,095	$ -		$ 16,095
Prepaid expense	39,111	-		39,111
Deposits	875	-		875

Accounts payable	(180,904)	-		(180,904)
Accrued expenses	(106,384)	-		(106,384)
Advances payable	(2,100)	-		(2,100)
Convertible notes payable	(647,945)	-		(647,945)
Preferred stock	(1,938)	-		(1,938)
Common stock	(21,578)	-		(21,578)
Additional paid-in capital	(18,644,135)	(893,191)	[1]	(19,537,326)
Common stock subscribed	(15,689)	-		(15,689)
Accumulated deficit	19,499,096	893,191		20,392,287
Deficit accumulated during development stage	(80,496)	-		(80,496)

For the three months ended March 31, 2010 (Unaudited)	As Originally Reported	Adjustment		As Restated
Sales	$ -	$ -		$ -
Cost of sales	-	-		-
Total operating expense	87,438	-		87,438
Finance and interest expense	9,435	-		9,435
Gain on extinguishment of debt	(66,430)	-		(66,430)
Loss from discontinued operations	89,640	-		89,640
Gain on disposal of discontinued operations	(893,191)	893,191	[1]	-
Net (income) loss	$ (773,108)	$ 893,191		$ 120,083

Basic and diluted
Net (income) loss per common share	$ (0.00)	$ 0.00		$ 0.00

Adjustment Entry Description for March 31, 2010

    [1]    Reclassify gain on disposal of discontinued operations as credit to Additional Paid-in Capital instead of the income statement in accordance with treatment of related party transaction.

As of February 23, 2010 (Unaudited)	As Originally Reported	Adjustment		As Restated
Preferred stock shares	16,937,500	-		16,937,500
Preferred stock par value	$ 16,938	-		$ 16,938
Common stock shares	2,137,808,278	(40,000,000)	[2]	2,097,808,278
Common stock par value	$ 21,378	$ (400)	[2]	$ 20,978
Additional paid-in capital	$ 18,624,335	$ (63,600)	[2]	$ 18,560,735
Common stock subscribed	$ -	-		$ -
Accumulated deficit	$ 19,499,096)	-		$ (19,499,096)
Deficit accumulated during development stage	$ -	-		$ -
Total stockholders’ deficit	$ (836,445)	$ (64,000)		$ (900,445)

Adjustment Entry Description for February 23, 2010

    [2]    Deduct 40,000,000 shares and related value from Inception of Development Stage balance on February 23, 2010 to properly reflect issuance during the period ended March 31, 2010, instead of in the beginning balance.

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

 NOTE 9 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events as required by ASC 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

On July 14, 2010, the Company accepted the resignation of Marc Pintar as the Company’s interim chairman of the board of directors.  Mr. Pintar will continue to serve as interim chief executive officer, interim chief financial officer and interim member of the Board of Directors. Effective as of the same date, Teresa Rubio was elected and appointed as chairman of the board of directors and treasurer of the Company. The Company and Ms. Rubio are currently in the processes of finalizing an employment agreement; however, as of the date hereof there is not a written employment agreement in place.

In July 2010, the Company issued 113,151,351 shares of common stock upon conversion and in settlement of convertible notes and accrued interest aggregating $141,607.

 In July 2010, the Company issued 5,000,000 common stock shares to its Chief Executive Officer pursuant to the compensation agreement relating to the three month period ending June 30, 2010.  The shares were valued at $8,500.

In July 2010, the Company issued an aggregate of 20,000,000 common stock shares to two non-affiliated parties for consulting services.  Each consultant received 10,000,000 common stock shares valued at $25,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Forward - Looking Statement

The following discussion should be read in conjunction with our financial statements and related notes.

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

•

the volatile and competitive nature of our industry,

•

the uncertainties surrounding the rapidly evolving markets in which we compete,

•

the uncertainties surrounding technological change of the industry,

•

our dependence on its intellectual property rights,

•

the success of marketing efforts by third parties,

•

the changing demands of customers and

•

the arrangements with present and future customers and third parties.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Company Overview

RECENT DEVELOPMENTS:

ELIMINATE PTS, INC’S INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.

During February of 2010 the Company undertook reorganization and restructuring efforts which resulted in the divestiture of the Company’s interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with the Company’s former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. plus 1,175,126,879 common shares in Disability Access Corporation  held by PTS, Inc. plus all notes receivable and notes payable (including debentures) held by PTS, Inc. or owed by PTS to Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. The net exchange eliminated PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.   This event was not entered into or contemplated by management, nor committed to by management until after December 31, 2009. The assets, liabilities and operations of DBYC and DAC have been presented as discontinued operations in the financial statements. (see Note 7 - Restated Financial Statements).

A copy of the Exchange and Settlement Agreement was filed as Exhibit 10.2 to the Company’s Form 8-K filed on March 1, 2010.

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

Biographical information for officer and directors:

 Marc Pintar:

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

On July 14, 2010, the Company accepted the resignation of Marc Pintar as the Company’s interim chairman of the board of directors.  Mr. Pintar will continue to serve as interim chief executive officer, interim chief financial officer and interim member of the Board of Directors. Effective as of the same date, Teresa Rubio was elected and appointed as chairman of the board of directors and treasurer of the Company. The Company and Ms. Rubio are currently in the processes of finalizing an employment agreement; however, as of the date hereof there is not a written employment agreement in place.

Teresa Rubio:

Ms. Rubio brings over 40 years of entrepreneurial experience in financial markets with focus on business management, administration and accounting in Canada, Spain and Argentina. At a young age of 19, Ms. Rubio began working at one of the top retail stores in Argentina while continuing her studies in the field of Accounting; where she gained experience in the areas of bookkeeping, accounting, and controlling.

From 1974 to 1980 Ms. Rubio, after graduating as an accountant, moved to Canada to pursue her career in her field of specialty by working at a Technology and Consulting Firm, where she gained technical experience and acquired a high degree of management as well as organizational skills. From 1980 to 1983 Ms. Rubio moved to Spain to be with her family and worked for a food manufacturing plant doing accounting. From 1980 to 2000 Ms. Rubio went off to pursue other interest in the Ministry of Education. Ms. Rubio’s ability to meet deadlines, manage projects, multitask and implement bookkeeping systems has made her a top Finance and Administration Manager. From 2005 to 2009 Ms. Rubio was asked to run a construction company as Chief Executive Officer  her previous experience in management, accounting, technical experience as well as her ability to speak four (Spanish, Italian, Portuguese, and English) languages has helped the company with foreign clients.

Ms. Rubio currently offers consulting to various companies in need for good accounting processes, and business management in various business operations sectors.

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

Business Plan and Acquisition Strategy

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. THE FOLLOWING SHOULD BE READ WITH CAUTION. THE COMPANY EFFECTED THE DIVESTITURE OF DISABILITY ACCESS CORPORATION (DBYC) AND IT’S WHOLLY OWNED SUBSIDIARY DISABILITY ACCESS CONSULTANTS, INC. (DAC) AS DETAILED UNDER "RECENT DEVELOPMENTS-ELIMINATE PTS’S INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.” CONSEQUENTLY WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN DBYC AND DAC. WE HAVE NO OPERATING BUSINESS AND ARE A "DEVELOPMENT" COMPANY WITH NO MATERIAL ASSETS.

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

Other Business Developments

Key Personnel

The Company’s future financial success depends to a large degree upon the efforts of Mr. Marc Pintar, our interim chief executive officer, interim chief financial officer and interim member of the Board of Directors and Ms. Teresa Rubio, our chairman of the board of directors and treasurer   Mr. Pintar and Ms. Rubio will begin the implementation of a comprehensive restructuring plan to help improve the dynamics of the Company.   Together, they bring worldwide business exposure, creative developments and a new dynamic to the future of PTSH.  Their skills, experience, and connections should provide PTSH with a new vision and opportunities that should position the company for new levels of growth.  They will focus on improving the Company’s balance sheet by reducing/eliminating debt and streamlining the Company’s internal operations before executing any growth plan.  The loss of Mr. Pintar or Ms. Rubio could have an adverse effect on our business and our chances for profitable operations.  While we intend to employ additional management and marketing personal, there can be no assurance that we will be successful in attracting and retaining the persons needed.

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2010 and 2009

Revenue

We had no revenue from continuing operations for the three months ended June 30, 2010 due to the disposition of our operating subsidiary described elsewhere in this quarterly report and the revenue of $165,935 for the three months ended June 30, 2009 related to the disposed of operating subsidiary.

Cost of Revenue

We had no cost of revenue from continuing operations for the three months ended June 30, 2010  due to the disposition of our operating subsidiary described elsewhere in this quarterly report and cost of revenue of $127,421  for the three months ended June 30, 2009 related to the disposed of operating subsidiary.

Operating Expenses

Total operating expenses from continuing operations decreased by $151,010 or 66%, to $79,144 for the three months ended June 30, 2010 from $230,154 for the three months ended June 30, 2009. The primary components of our operating expenses are general and administrative expenses, consisting of consulting costs and professional fees. The decrease in general and administrative expenses resulted primarily from the disposition of our operating subsidiary during the three month period ending March 31, 2010.

Interest Expense, Finance Costs and Gain (Loss) on Extinguishment of Debt

Other expense for the three months ended June 30, 2010 was consisting of interest expense of $5,885.

Discontinued Operations and Non-Controlling Interest

As presented in Note 3 of the financial statements, the gain from discontinued operations was $123,789 for the three months ended June 30, 2010 and consisted of an additional gain on the disposal of discontinued operations.   This gain was booked as a credit to Additional Paid-in Capital due to the related party nature of the disposition of discontinued operations (see Note 7 – Restated Financial Statements).  For the three months ended June 30, 2009, the loss from discontinued operations amounted to $199,239, as presented in Note 3 of the financial statements.  The discontinued operations reflect the operations of our subsidiaries which will no longer be a part of our operations subsequent to the divestiture.

Comparison of the Six-Month Periods Ended June 30, 2010 and 2009

Revenue

We had no revenue from continuing operations for the six months ended June 30, 2010 due to the disposition of our operating subsidiary described elsewhere in this quarterly report and the revenue of $449,091 for the six months ended June 30, 2009 related to the disposed of operating subsidiary.

Cost of Revenue

We had no cost of revenue from continuing operations for the six months ended June 30, 2010  due to the disposition of our operating subsidiary described elsewhere in this quarterly report and cost of revenue of $253,626  for the six months ended June 30, 2009 related to the disposed of operating subsidiary.

Operating Expenses

Total operating expenses from continuing operations decreased by $329,993 or 68%, to $156,554 for the six months ended June 30, 2010 from $486,547 for the six months ended June 30, 2009. The primary components of our operating expenses are general and administrative expenses, consisting of consulting costs and professional fees. The decrease in general and administrative expenses resulted primarily from the disposition of our operating subsidiary during the three month period ending March 31, 2010.

Interest Expense, Finance Costs and Gain (Loss) on Extinguishment of Debt

Other expense for the six months ended June 30, 2010 was $8,971 and consisted of interest expense of $8,657 and finance cost of $314.

Discontinued Operations and Non-Controlling Interest

As presented in Note 3 to the financial statements, the loss from discontinued operations was $39,587 for the six months ended June 30, 2010 and a loss of $305,387 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had a deficiency in working capital of $282,922. Cash used in operations was $186,627 during the six months ended June 30, 2010, comprised primarily of a decrease in accrued expenses of $102,855 and a loss from discontinued operations of $39,587.  Net cash used in investing activities totaled $218,020 for the six months ended June 30, 2010, which represents cash retained by our former subsidiary. Cash provided by financing activities for the six months ended June 30, 2010 was $35,690, resulting from proceeds from the sale of common stock of $35,690.

As of June 30, 2009, we had a deficiency in working capital of $943,291. During the six months ended June 30, 2009, cash provided by operations was $4,506, cash used in investing activities was $18,743 and cash provided by financing activities was $11,085.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective as of  June 30, 2010, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

As of June 30, 2010, we did not maintain effective controls over financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

1.

As of June 30, 2010, effective controls over the control environment were not maintained.  Specifically, management has not developed and effectively communicated to its employees its accounting policies and procedures.  This has resulted in inconsistent practices and the restatement of the March 31, 2010 financial statements, which are included in this Form 10-Q filing.   Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d) (5) (ii) of Regulation S-X.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2010, effective controls over financial statement disclosure were not maintained.  Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

The Company has retained outside securities counsel to assist management in developing procedures and guidelines to rectify the above deficiencies and develop safeguards to prevent such deficiencies to reoccur in the future. The Company with the assistance of its outside securities counsel is also developing procedures to insure that disclosure controls are in effect to provide for timely reporting and disclosure of material information and events.  In addition, on July 14, 2010 an additional board member, with a strong accounting background,  was elected and appointed to the board of directors and as treasurer of the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and again on June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is not effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

The Company anticipates that when the procedures referred to above are in place, that it will be in compliance with all disclosure requirements of the Exchange Act and its rules and regulations.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010:

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

We issued 15,000,000 restricted shares of common stock valued at $21,000 for consulting services to non-affiliated party.

We issued 217,742,410 shares of common stock upon conversion and in settlement of convertible notes and accrued interest aggregating $330,606.  The shares were valued at $190,031.

Subsequent to June 30, 2010:

During July 2010, the Company issued an aggregate of 138,151,351 common stock shares to various entities and individuals as a result of the conversion and settlement of convertible notes and accrued interest, as compensation and for consulting services.

Except for the above shares issued under the Form S-8 registration statement, the other shares were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibit No.	Identification of Exhibit	Location
3.1	Articles of Incorporation, dated November 5, 1996.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.

3.2	Certificate of Amendment to Articles of Incorporation, dated June 29, 1998.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
3.3	Articles of Exchange between the Company and Elast Technologies, Inc. dated June 11, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.4	Certificate of Amendment to Articles of Incorporation, dated June 26, 2001.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on June 26, 2001.
3.5	Certificate of Amendment to Articles of Incorporation, dated March 16, 2004.	Incorporated by reference from PTS, Inc.’s Definitive Information Statement filed on March 16, 2004.
3.6	Certificate of Designation establishing our Series A Preferred Stock, filed effective July 15, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.7	Certificate of Designation establishing our Series B Preferred Stock, filed effective September 13, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.8	Certificate of Designation establishing our Series C Preferred Stock, filed effective November 8, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.9	Certificate of Designation establishing our Series D Preferred Stock, filed effective January 6, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.10	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective April 5, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.11	Certificate of Amendment to the Certificate of Designation establishing our Series D preferred stock, filed effective April 5, 2005	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
3.13	Certificate of Amendment to the Certificate of Designation establishing our Series C preferred stock, filed effective November 10, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.14	Certificate of Designation establishing our Series E Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.15	Certificate of Designation establishing our Series F Preferred Stock, filed effective November 15, 2005.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2005 filed on April 20, 2006.
3.16	Certificate of Amendment to the Certificate of Designation of the Company’s Series A, Series B and Series C preferred stock, filed effective December 29, 2006.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2006 filed on April 2, 2007.
3.17	Certificate of Amendment to Articles of Incorporation, dated October 9, 2007.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2007 filed on March 31, 2008.
3.18	Certificate of Amendment to Articles of Incorporation, dated May 19, 2010	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on May 21, 2010.
3.12	Bylaws.	Incorporated by reference from PTS, Inc.’s Registration Statement on Form 10-SB filed on March 3, 1999.
10.1	Stock exchange agreement with American Fire Retardant Corp., a Nevada corporation, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.

10.2	Stock exchange agreement with Stephen F. Owens, dated November 29, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.3	Stock purchase agreement with Global Links Corp., a Nevada corporation, dated December 24, 2004.	Incorporated by reference from PTS, Inc.’s Annual Report on Form 10-KSB for the year ending December 31, 2004 filed on May 20, 2005.
10.4	Stock exchange agreement with Disability Access Consultants, Inc., a California corporation, dated November 15, 2005.	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed on November 22, 2005.
10.5	Stock purchase agreement and convertible note with James Brewer and PTS Card Solutions, Inc. dated October 10, 2006	Incorporated by reference from PTS, Inc.’s Current Report on Form 8-K filed October 19, 2006.
10.6	Exchange and Settlement Agreement	Incorporated by reference from PTS, Inc.'s Current Report on Form 8-K filed March 1, 2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       PTS, INC.

Date:  August 23, 2010

                          /s/Marc Pintar

Marc Pintar

Interim President, Chief Executive Officer

and Chief Financial Officer

(Principal Accounting, Executive and Financial Officer)