Form 10-Q
period 2010-09-30
PTS INC/NV/
filed 2010-11-12
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2010, the issuer had 2,776,969,386 shares of its common stock issued and outstanding.

PTS, INC.

Report on Form 10-Q

For the Quarter Ended September 30, 2010

INDEX

		PAGE
PART I
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, and for the Period from February 24, 2010 (Inception of Development Stage) to September 30, 2010 (Unaudited)	7
	Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Period from February 24, 2010 (Inception of Development Stage) to September 30, 2010 (Unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and for the Period from February 24, 2010 (Inception of Development Stage) to September 30, 2010 (Unaudited)	11
	Notes to Unaudited Condensed Financial Statements as of September 30, 2010	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T.	Controls and Procedures	33
PART II
Item 1.	Legal Proceedings	.34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	32
Item 6.	Exhibits	35
	Signatures	37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 19,562	$ 2,363
Prepaid expense	29,166	-
Current assets of discontinued operations	-	467,010
Total current assets	48,728	469,373

Property and equipment of discontinued operations, net of accumulated depreciation of $289,973	-	300,342
Goodwill of discontinued operations	-	908,712
Deposits	875	875
Deposits from discontinued operations	-	4,385

TOTAL ASSETS	$ 49,603	$ 1,683,687

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 132,212	$ 151,669
Accrued expenses	9,500	436,431
Advances payable	69,139	21,500
Convertible notes payable, current portion, net of unamortized discount of $4,010 and $3,856, respectively	121,524	34,809
Convertible notes payable - related party	-	153,117
Notes payable, related party	-	3,000
Advances payable - related party	-	14,500
Current liabilities of discontinued operations	-	597,638
Total current liabilities	332,375	1,412,664

Convertible notes payable, long term portion, net of unamortized
discount of $0 and $6,365, respectively	-	416,990
Convertible notes payable - related party	13,738	210,816

Total liabilities	346,113	2,040,470

Stockholders' deficit
Preferred stock, Series A, $0.001 par value; 20,000,000 shares authorized, no shares and 11,448,933 shares issued and outstanding	-	11,449
Preferred stock, Series B, $0.001 par value; 20,000,000 shares authorized, no shares issued and outstanding	-	-

Preferred stock, Series C, $0.001 par value; 7,500,000 shares authorized, no shares and 3,000,000 shares issued and outstanding	-	3,000
Preferred stock, Series D, $0.001 par value; 20,000,000 shares authorized, 15,000,000 shares issued and outstanding	15,000	15,000
Preferred stock, Series E, $0.001 par value; 5,000,000 shares authorized, no shares and 1,037,350 shares issued and outstanding	-	1,037
Preferred stock, Series F, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, Series G, $0.001 par value; 3,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, undesignated, $0.001 par value; 119,500,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 4,800,000,000 shares authorized as of September 30, 2010 and 2,800,000,000 shares authorized as of December 31, 2009, 2,759,112,243 and 1,349,491,276 shares issued and outstanding	27,591	13,495
Additional paid-in capital	20,281,611	19,757,911
Accumulated deficit	(20,392,287)	(20,352,700)
Deficit accumulated during the development stage	(228,425)	-
Total PTS, Inc. stockholders' deficit	(296,510)	(550,808)
Noncontrolling interest	-	194,025

Total stockholders' deficit	(296,510)	(356,783)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 49,603	$ 1,683,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FROM FEBRUARY 24, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		INCEPTION OF DEVELOPMENT STAGE (February 24, 2010) to September 30, 2010
	2010	2009	2010	2009
Sales	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expense	61,426	-	217,980	-	217,980

Total operating expense	61,426	-	217,980	-	217,980

Loss from continuing operations before
Interest and other expense	(61,426)	-	(217,980)	-	(217,980)

Finance cost	-	-	(314)	-	(314)
Interest expense, net	(1,474)	-	(10,131)	-	(10,131)

Income (loss) from continuing operations	(62,900)	-	(228,425)	-	(228,425)

Income (loss) from discontinued operations	-	(7,555)	(39,587)	(312,942)	(39,587)

Deemed dividend on preferred stock	-	(1,143)	-	(11,233)	-

Net (loss)	$ (62,900)	$ (8,698)	$ (268,012)	$ (324,175)	$ (268,012)

Net income (loss) per basic share: Continuing operations	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding,
Basic	2,580,086,455	1,333,806,494	2,463,762,783	1,257,875,968	2,580,086,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM FEBRUARY 24, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010

(Unaudited)

								Equity (Deficit)
								Accumulated
					Additional	Common		During The
	Preferred Stock		Common Stock		Paid-In	Stock	Accumulated	Development
	Shares	Par Value	Shares	Par Value	Capital	Subscribed	Deficit	Stage	Total

Balance, February 23, 2010	16,937,500	$ 16,938	2,097,808,278	$ 20,978	$19,453,926	$ -	$ (20,392,287)	$ -	$ (900,445)

Shares sold for cash	-	-	20,000,000	200	19,800	-	-	-	20,000

Shares for services	-	-	40,000,000	400	63,600	-	-	-	64,000

Common shares subscribed	-	-	-	-	-	15,689	-	-	15,689

Net (loss) for the period from February 24, 2010 (Inception of Development Stage) to March 31, 2010	-	-	-	-	-	-	-	(80,496)	(80,496)

Balance, March 31, 2010	16,937,500	16,938	2,157,808,278	21,578	$19,537,326	15,689	(20,392,287)	(80,496)	(881,252)

Shares for services	-	-	15,000,000	150	20,850	-	-	-	21,000

Shares sold for cash	-	-	15,689,400	157	15,533	(15,689)	-	-	-

Shares issued in conversion of debt	-	-	98,186,090	982	140,112	-	-	-	141,094

Shares issued in conversion of debt	-	-	91,238,800	912	160,849	-	-	-	161,761

Shares issued in conversion of debt	-	-	28,317,520	283	27,468	-	-	-	27,751

Additional gain on disposal of discontinued operations to related party	-	-	-	-	123,789	-	-	-	123,789

Shares cancelled	(1,937,500)	(1,938)	-	-	1,938	-	-	-	-

Net loss for the three months ended June 30, 2010	-	-	-	-	-	-	-	(85,029)	(85,029)

Balance June 30, 2010	15,000,000	15,000	2,406,240,088	24,062	20,027,864	-	(20,392,287)	(165,525)	(490,886)

Shares for services	-	-	28,000,000	280	61,220	-	-	-	61,500

Shares issued in conversion of debt	-	-	324,872,155	3,249	192,527	-	-	-	195,776

Net loss for the three months ended September 30, 2010	-	-	-	-	-	-	-	(62,900)	(62,900)

Balance September 30, 2010	15,000,000	$ 15,000	2,759,112,243	$ 27,591	$20,281,611	$ -	$ (20,392,287)	$ (228,425)	$ (296,510)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FROM FEBRUARY 24, 2010

(INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010

(Unaudited)

	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	INCEPTION OF DEVELOPMENT STAGE (FEBRUARY 24, 2010) TO SEPTEMBER 30, 2010

Cash flows from operating activities:
Net (loss)	$ (228,425)	$ -	$ (228,425)
Loss from discontinued operations	(39,587)	(312,942)	(39,587)
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Depreciation and amortization	-	81,602	-
Issuance of shares for services	146,500	27,225	146,500
Amortization of beneficial conversion feature (finance costs)	6,211	21,054	6,211
Loss on extinguishment of debt	-	8,204	-
Loss attributable to minority interest	-	(25,819)	-
Decrease (increase) in assets:
Accounts receivable	-	68,331	-
Other current assets	(29,166)	133,778	(29,166)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(91,991)	-	(91,992)
Due to related party	-	-	-
Advances payable	69,139	2,768	69,139

Cash provided by (used in) operating activities	(167,319)	10,411	(167,319)

Cash flows from investing activities:
Cash paid for fixed assets	-	(18,743)	-

Cash used in investing activities	-	(18,743)	-

Cash flows from financing activities:
Sale of common stock	35,689	-	35,689
Payments on notes and leases	-	(9,020)	-
Payments on related party notes	-	(37,002)	-
Payments on notes payable	-	25,000	-
Advances payable	-	14,000	-
Advances payable - related party	-	15,500	-

Cash provided by financing activities	35,689	8,478	35,689

Net increase (decrease) in cash	(131,630)	146	(131,630)
Cash, beginning of period	1,862	116,987	1,862
Cash, end of period	$ 19,562	$ 117,133	$ 19,562

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 2,030	$ 9,663	$ -

Non-Cash Financial Activity:

Debt and liabilities settled with common stock	$ 526,381	$ -	$ 536,381
Subsidiary debenture assumed	141,606	-	141,606
Accrued interest expense added to principal amount of debt	56,274	35,853	56,274
Increase in conversion of note payable upon extinguishment of debt	8,204	8,204	8,204
Conversion of notes payable and accrued interest to common stock	-	26,404	-
Beneficial conversion feature of convertible note	-	10,714	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Basis of Presentation

The Company  has not  earned  any  revenue  from  operations  since  inception. Accordingly,  the  Company's  activities  have been  accounted for as those of a "Development  Stage  Enterprise"  as set  forth in ASC 915,  "development  Stage Entities." . Among the  disclosures  required by ASC 915, are that the Company's financial  statements be identified as those of a development stage company, and that the statements of operations,  stockholders' equity and cash flows disclose activity  since the date of the Company's  inception.  The Company has elected a fiscal year ending on December 31.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

NOTE 1- ORGANIZATION AND NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

The accompanying  financial  statements  have been prepared in accordance  with generally accepted accounting principles for financial information and have been prepared pursuant to the rules and  regulations  of the Securities and Exchange Commission for smaller reporting companies.  In the opinion of management, all adjustments,  consisting  of normal  recurring  accruals,  necessary  for a fair presentation of the results of  operations  for the period from February 24, 2010 (Inception of development stage)  to June 30, 2010 have  been  reflected  herein.  The results of operations for the period from February 24, 2010 (Inception of development stage) to September 30, 2010 are not necessarily indicative of the results to be expected in the future.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, we have experienced recurring net operating losses, have no current source of revenue and have a working capital deficiency of $283,647 as of September 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the year as defined by FASB ASC Topic 260, “Earnings Per Share”. The assumed exercise of common stock equivalents was not utilized for the six months ended September 30, 2010 since the effect would be anti-dilutive. There were 236,563,240 and 3,470,229,796  common stock equivalents outstanding at September 30, 2010 and 2009, respectively.

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

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

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

The table below summarizes the fair values of our financial liabilities as of September 30, 2010:

	Fair Value at	Fair Value Measurement Using
	September 30, 2010	Level 1	Level 2	Level 3

Convertible notes payable	$135,262	$—	$—	$135,262
	$135,262	$—	$—	$135,262

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
SEPTEMBER 30, 2010

(Unaudited)

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

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

During February of 2010 we recorded a gain on disposition of the subsidiaries in the amount of $893,191.  Due to the related party nature of the disposition, the gain was booked as a credit to Additional Paid-in Capital (see Note 7 – Restated Financial Statements).  The gain has been calculated as follows:

Fair value of consideration:

Series E shares	$ 1,000,000
Series A Shares	328,275
Accrued Payroll	273,500
Convertible Debenture	210,816
Accrued Interest	18,973
Advances	2,000
DBYC Payable	188,193
DAC Receivable	(608,417)
Non-Controlling interest at deconsolidation	148,342

1,561,682
Net assets of DBYC/DAC	(668,491)

Gain	$ 893,191

During the three month period ending June 30, 2010, we found additional amounts included on the Company’s books that related to the disposition of the subsidiaries in February of 2010.  These amounts were calculated and during the three month period ending June 30, 2010 we recorded an additional gain on disposition of the subsidiaries in the amount of $123,789 as a credit to Additional Paid-in Capital.  The aggregate amount of the gain on disposition of the subsidiaries for the nine month period ending September 30, 2010 is $1,016,980.

Accounts Payable	$ 55,759
Accrued Payroll	45,462
Accrued Payroll Taxes	22,568

Gain	$ 123,789

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

The following is a summary of discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$ -	$ 441,306	$ -	$ 890,397
Cost of sales	-	153,378	-	407,004
Gross profit	-	287,928	-	483,393

Selling expense	-	19,802	-	59,302
General and administrative expense	-	231,794	10,028	678,841
Total operating expense	-	251,596	10,028	738,143
Loss from continuing operations before
Interest and other expense	-	36,322	(10,028)	(254,750)
Finance cost	-	(3,510)	(4,327)	(21,054)
Interest expense, net	-	(17,897)	(2,022)	(54,753)
Gain (loss) on extinguishment of debt	-	-	66,430	(8,204)
Gain (loss) from continuing operations	-	14,925	50,053	(338,761)
Gain (loss) from discontinued operations	-	-	(89,640)	-
Income attributable to the noncontrolling interest	-	(22,480)	-	25,819
Income (loss)	$ -	$ (7,555)	$ (39,587)	$ (312,942)
Deemed dividend on preferred stock	-	(1,143)	-	(11,233)
Net (loss)	$ -	$ (8,698)	$ -	$ (324,175)

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

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

In February 2010 a convertible debenture and related accrued interest payable to Peter Chin aggregating $229,789 was cancelled in connection with his purchase of DBYC and DAC described in Note 3.

In February 2010 accrued salary payable to Peter Chin aggregating $273,500 was cancelled in connection with his purchase of DBYC and DAC described in Note 3.

At June 30, 2010, the amount of $9,500 was recorded as Due to related party.  This amount consisted of the compensation due our Chief Executive Officer, Marc Pintar, pursuant to his agreement with the Company for the period from April 1, 2010 to June 30, 2010.  The compensation, consisting of $1,000 in cash to be paid and 5,000,000 shares of common stock valued at $8,500 to be issued to Mr. Pintar, was paid and issued to Mr. Pintar during July 2010.

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

During the three months ended September 30, 2010:

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

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

In August 2010, the Company issued 3,000,000 common stock shares to its Chief Executive Officer pursuant to a compensation agreement.   The shares were valued at $3,000.

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

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

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

During the three months ended June 30, 2010:

We issued 217,742,410 shares of common stock upon conversion and in settlement of convertible notes and accrued interest aggregating $330,606.  The shares were valued at $190,031 and we recorded a gain of $140,575 upon extinguishment of debt.

During the three months ended September 30, 2010:

In July 2010, the Company issued 113,151,351 shares of common stock upon conversion and in settlement of convertible notes and accrued interest aggregating $144, 035.

In August 2010, the Company issued 89,208,706 shares of common stock upon conversion and in settlement of convertible notes and accrued interest aggregating $51,741.

In September 2010, the Company issued 122,512,098 shares of common stock as a result of issuing prior shares upon conversion of convertible notes at an incorrect conversion rate.  Three notes in May 2010 and one note in August 2010 were converted at a rate of 70% of average market price, when 50% was the correct conversion rate.  The shares were recorded at their par value.

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

NOTE 7 - CONTINGENT LIABILITY

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

PTS, INC.

(A DEVELOPMENT STAGE COMPANY)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

(Unaudited)

 NOTE 8 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855.  Other than the events noted below, the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

In October 2010, the Company issued 17,857,143 common stock shares to an entity for consulting services.  The shares were valued at $26,000.

On October 29, 2010, the Company entered into a Share Exchange Agreement in order to acquire 70% of the member interests of ThinLine IT Services of Georgia, LLC (“ThinLine”), in exchange for 56,000,000 shares of PTS, Inc. common stock.   Thinline manages, markets and maintains the IT and VOIP infrastructure for small and medium businesses.  The closing of this transaction is subject to the due diligence by the parties and is estimated to occur on or before December 31, 2010.  A copy of the Share Exchange Agreement was filed as Exhibit 10.1 with Form 8-K on November 3, 2010 by the Company.

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

Company Overview

RECENT DEVELOPMENTS:

ELIMINATE PTS, INC’S INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC.

During February of 2010 the Company undertook reorganization and restructuring efforts which resulted in the divestiture of the Company’s interest in Disability Access Corporation and in Disability Access Consultants Inc. through an exchange agreement with the Company’s former CEO Peter Chin.  More particularly, on February 23, 2010, PTS, Inc., entered into an Exchange and Settlement Agreement (the “Agreement”) with Mr. Peter Chin to resolve mutual obligations and liabilities.  The effect of the agreement was that Mr. Peter Chin would resign from all positions and appointments in PTS, Inc. as of the close of business on February 23, 2010 and the Board would accept such resignation, and that further Peter Chin would forgive $502,699 of collective accumulated obligations for salary, advances and expenses from PTS, Inc. and would further exchange 4,863,333 PTS, Inc. Series A preferred shares (worth approximately $328,275 based on closing bid price at February 12, 2010) in exchange for 10,000,000 Series A preferred shares in Disability Access Corporation, held by PTS, Inc. plus 1,175,126,879 common shares in Disability Access Corporation  held by PTS, Inc. plus all notes receivable and notes payable (including debentures) held by PTS, Inc. or owed by PTS to Disability Access Corporation and/or its subsidiary Disability Access Consultants, Inc. The net exchange eliminated PTS, Inc.’s interest in Disability Access Corporation as well as Disability Access Consultants, Inc.   This event was not entered into or contemplated by management, nor committed to by management until after December 31, 2009. The assets, liabilities and operations of DBYC and DAC have been presented as discontinued operations in the financial statements (see Note 7 – Restated Financial Statements).

A copy of the Exchange and Settlement Agreement was filed as Exhibit 10.2 to the Company’s Form 10-Q for the period March 31, 2010 and on Form 8-K filed on March 1, 2010.

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

DAC is a corporation with an extensive history of accessibility compliance consulting. DAC provides consultation to numerous state and local governmental entities and businesses.  DAC has assisted city and county governments, the Federal government, school districts, and other public entities and municipalities. DAC has also assisted retail, commercial, recreational and corporate clients to comply with state and federal accessibility standards.  DAC has developed transition/barrier removal plans, provided consultation and expert witness services.  DAC offers both pro-active services as well as support and assistance for companies that are facing penalties and litigation for being out of compliance. DAC has assisted in litigation and has performed compliance audits for public entities and other businesses. To help companies and public entities meet the requirements of the Americans with Disabilities Act and other accessibility standards, DAC has developed  proprietary software that is a management tool to simplify and streamline the accessibility compliance process. DAC has offices in Nevada, Northern California and Florida

MATERIAL EVENT

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

Business Plan and Acquisition Strategy

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. THE FOLLOWING SHOULD BE READ WITH CAUTION. THE COMPANY EFFECTED THE DIVESTITURE OF DISABILITY ACCESS CORPORATON (“DBYC”) AND ITS WHOLLY OWNED SUBSIDIARY DISABILITY ACCESS CONSULTANTS, INC. (DAC) AS DETAILED UNDER "RECENT DEVELOPMENTS-ELIMINATE PTS’ INTEREST IN DISABILITY ACCESS CORPORATION AND DISABILITY ACCESS CONSULTANTS, INC. CONSEQUENTLY, WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN DBYC AND DAC. WE HAVE NO OPERATING BUSINESS AND ARE A "DEVELOPMENT" COMPANY WITH NO MATERIAL ASSETS.

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2010 and 2009

Revenue

We had no revenue from operations for the three months ended September 30, 2010 due to the disposition of our operating subsidiary described elsewhere in this quarterly report and there was no revenue for the three months ended September 30, 2009 related to the disposition of the operating subsidiary.

Cost of Revenue

We had no cost of revenue from continuing operations for the three months ended September 30, 2010 due to the disposition of our operating subsidiary described elsewhere in this quarterly report and there was no cost of revenue  for the three months ended September 30, 2009 related to the disposition of the operating subsidiary.

Operating Expenses

Total operating expenses were $61,426 for the three months ended September 30, 2010. The primary components of our operating expenses are general and administrative expenses, consisting of consulting costs and professional fees.

Interest Expense

Other income and expense for the three months ended September 30, 2010 was $1,474 and consisted of interest expense on our outstanding convertible notes

Comparison of the Nine-Month Periods Ended September 30, 2010 and 2009

Revenue

We had no revenue from operations for the nine months ended September 30, 2010 due to the disposition of our operating subsidiary described elsewhere in this quarterly report and there was no revenue for the nine months ended September 30, 2009 related to the disposition of the operating subsidiary.

Cost of Revenue

We had no cost of revenue from continuing operations for the nine months ended September 30, 2010 due to the disposition of our operating subsidiary described elsewhere in this quarterly report and there was no cost of revenue for the nine months ended September 30, 2009 related to the disposition of the operating subsidiary.

Operating Expenses

Total operating expenses were $217,980 for the nine months ended September 30, 2010. The primary components of our operating expenses are general and administrative expenses, consisting of consulting costs and professional fees.

Interest Expense and Finance Costs

Other income and expense for the nine months ended September 30, 2010 was $10,445 and consisted of interest expense of $10,131 and finance cost of $314.

Discontinued Operations and Non-Controlling Interest

As presented in Note 3 to the financial statements, the loss from discontinued operations was $39,587 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had a deficiency in working capital of $283,647. Cash used in operations was $167,320 during the nine months ended September 30, 2010, comprised primarily of the issuance of shares for services.  There was no cash used in investing activities for the nine months ended September 30, 2010. Cash provided by financing activities for the nine months ended September 30, 2010 was $35,689, resulting from proceeds from the sale of common stock.

As of September 30, 2009, we had a deficiency in working capital of $903,933. During the nine months ended September 30, 2009, cash provided by operations was $10,411, cash used in investing activities was $18,743 and cash provided by financing activities was $8,478.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009, and September 30, 2010, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, and again on September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, and September 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the nine months ended September 30, 2010:

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

We issued 217,742,410 shares of common stock upon conversion and in settlement of convertible notes and accrued interest aggregating $330,606.  The shares were valued at $190,031 and we recorded a gain of $140,575 upon extinguishment of debt.

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

Date:  November 12, 2010

/s/Marc Pintar

Marc Pintar

Interim President, Chief Executive Officer

and Chief Financial Officer

(Principal Accounting, Executive and Financial Officer)