Form 10-Q/A
period 2010-09-30
PTS INC/NV/
filed 2013-04-17
CIK 1080924

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q

[X]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to ___________

Commission file number: 000-25485

PTS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0380544 (I.R.S. Employer Identification No.)
2360 Corporate Circle, Suite 400 Henderson, Nevada (Address of principal executive offices)	89074 (Zip Code)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-Q for the fiscal period ended September 30, 2010 as filed on November 12, 2010 (the “Original Filing”) solely to correct an inadvertent error where the box indicating that the registrant is shell company was checked.  The registrant is not a shell company.  Except as described above, no other information in the Original Filing has been updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, INC.

Date: April 17, 2013
/s/ Sasa Vasiljevic
Sasa Vasiljevic
Interim President, Chief Executive Officer
and Chief Financial Officer
(Principal Accounting, Executive and Financial Officer)