Form 10-Q/A
period 2009-06-30
PTS INC/NV/
filed 2013-08-05
CIK 1080924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

PTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-25485	88-0380544
(State or other jurisdiction of incorporation or organization)	(commission file no.)	(IRS Employee Identification No.)

2360 Corporate Circle, Suite 400, Henderson, Nevada, 89074

(Current Address of Principal Executive Offices)

(613) 667-3433

(Issuer Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock of the issuer outstanding as of August 17, 2009 was 1,328,428, 776.

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 to its Form 10-Q for the fiscal period ending June 30, 2009 as filed on August 19, 2009, (the “Original Filing”) solely to correct an inadvertent error when the box indicating that the registrant was a shell company was checked. The registrant is not a shell company. Except as described above, no other information in the Original Filing has been updated and this Amendment No. 1 continues to speak as of the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, INC.

August 5, 2013	By:	/s/ Michael Arnkvarn
Michael Arnkvarn Principal Executive Officer