Form 10-Q/A
period 2010-06-30
PTS INC/NV/
filed 2013-08-05
CIK 1080924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

The number of shares of Common Stock of the issuer outstanding as of August 23, 2010 was 2,544,391,439.

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 to its Form 10-Q for the fiscal period ending June 30, 2010 as filed on August 23, 2010, (the “Original Filing”) solely to correct an inadvertent error when the box indicating that the registrant was a shell company was checked. The registrant is not a shell company. Except as described above, no other information in the Original Filing has been updated and this Amendment No. 1 continues to speak as of the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTS, INC.

August 5, 2013	By:	/s/ Michael Arnkvarn
Michael Arnkvarn Principal Executive Officer